Form 10-Q
period 1995-09-30
PHOENIX LEASING INCOME FUND 1977
filed 1995-11-13
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549



                                    FORM 10-Q

  X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

                For the quarterly period ended September 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

        For the transition  period from  ______________  to ______________.

                          Commission file number 0-8868


                        PHOENIX LEASING INCOME FUND 1977
                                   Registrant

              California                                     94-2446904
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                     94901-5527
-------------------------------------------------------------------------------
      Address of Principal Executive Offices                       Zip Code

     Registrant's telephone number, including area code:     (415) 485-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                           Yes    X           No
                               -------           ------

                                             Part I. Financial Information
                                             Item 1. Financial Statements
                                            PHOENIX LEASING INCOME FUND 1977
                                                      BALANCE SHEETS
                                     (Amounts in Thousands Except for Unit Amounts)
                                                        (Unaudited)
                                                                                     September 30,  December 31,
                                                                                          1995          1994
                                                                                          ----          ----
ASSETS
Cash and cash equivalents                                                               $  890        $  415

Accounts  receivable  (net of allowance for losses on accounts receivable of
   of $1 and $4 at September 30, 1995 and December 31, 1994, respectively)                   1            10

Notes receivable (net of allowance for losses on notes receivable
   of $92 at September 30, 1995 and December 31, 1994)                                     716         1,214

Equipment on operating leases and held for lease (net
   of accumulated depreciation of $31 and $35 at September
   30, 1995 and December 31, 1994, respectively)                                          --            --

Investment in joint ventures                                                                81           116

Other assets                                                                                 3             8
                                                                                        ------        ------

     Total Assets                                                                       $1,691        $1,763
                                                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                                                $   17        $   63
                                                                                        ------        ------

     Total Liabilities                                                                      17            63
                                                                                        ------        ------

Partners' Capital

   General Partners                                                                         48            29

   Limited Partners, 20,000 units authorized and
     issued, 16,521 units outstanding at September 30,
     1995 and December 31, 1994                                                          1,626         1,671
                                                                                        ------        ------

     Total Partners' Capital                                                             1,674         1,700
                                                                                        ------        ------

     Total Liabilities and Partners' Capital                                            $1,691        $1,763
                                                                                        ======        ======

                                          The accompanying notes are an integral
                                                  part of these statements.

                                             PHOENIX LEASING INCOME FUND 1977
                                                 STATEMENTS OF OPERATIONS
                                  (Amounts in Thousands Except for Per Unit Amounts)
                                                         (Unaudited)

                                                      Three Months Ended          Nine Months Ended
                                                          September 30,             September 30,
                                                       1995        1994           1995          1994
                                                       ----        ----           ----          ----
INCOME

   Rental income                                      $   4        $   3         $  35        $  22
   Gain (loss) on sale of equipment                    --             (3)            1           (6)
   Equity in earnings from joint ventures, net           10            6            28           31
   Interest income, notes receivable                     23           12           141           44
   Other income                                          13            5            25           10
                                                      -----        -----         -----        -----

     Total Income                                        50           23           230          101
                                                      -----        -----         -----        -----


EXPENSES

   Depreciation                                        --              3          --             14
   Lease related operating expenses                    --           --            --              1
   Management fees to General Partner                     8            3            34            7
   Liquidation fees to General Partner                 --           --              22           22
   Provision for losses on receivables                 --           --               5           (1)
   General and administrative expenses                   10            9            31           38
                                                      -----        -----         -----        -----

     Total Expenses                                      18           15            92           81
                                                      -----        -----         -----        -----

NET INCOME                                            $  32        $   8         $ 138        $  20
                                                      =====        =====         =====        =====



NET INCOME PER LIMITED
   PARTNERSHIP UNIT                                   $1.72        $ .43         $7.21        $ .94
                                                      =====        =====         =====        =====

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                   $--          $--           $9.95        $9.98
                                                      =====        =====         =====        =====

ALLOCATION OF NET INCOME:
     General Partners                                 $   4        $   1         $  19        $   5
     Limited Partners                                    28            7           119           15
                                                      -----        -----         -----        -----

                                                      $  32        $   8         $ 138        $  20
                                                      =====        =====         =====        =====

                                          The accompanying notes are an integral
                                                part of these statements.

                                              PHOENIX LEASING INCOME FUND 1977
                                                  STATEMENTS OF CASH FLOWS
                                                   (Amounts in Thousands)
                                                         (Unaudited)

                                                                                         Nine Months Ended
                                                                                            September 30,
                                                                                         1995          1994
                                                                                         ----          ----
Operating Activities:

   Net income                                                                           $ 138         $  20

   Adjustments to reconcile net income to net cash
     provided by operating activities:
       Depreciation                                                                      --              14
       Loss (gain) on sale of equipment                                                    (1)            6
       Equity in earnings from joint ventures, net                                        (28)          (31)
       Provision for losses on account receivable                                           7          --
       Provision for early termination, financing leases                                   (3)         --
       Decrease in accounts receivable                                                      2             9
       Increase (decrease) in accounts payable and accrued expenses                       (46)            8
       Decrease in other assets                                                             7             7
                                                                                        -----         -----

Net cash provided by operating activities                                                  76            33
                                                                                        -----         -----

Investing Activities:

   Principal payments, financing leases                                                     3            30
   Principal payments, notes receivable                                                   498            67
   Proceeds from sale of equipment                                                          1             1
   Distributions from joint ventures                                                       61            49
                                                                                        -----         -----

Net cash provided by investing activities                                                 563           147
                                                                                        -----         -----

Financing Activities:

   Distributions to partners                                                             (164)         (165)
                                                                                        -----         -----

Net cash used by financing activities                                                    (164)         (165)
                                                                                        -----         -----

Increase (decrease) in cash and cash equivalents                                          475           (15)

Cash and cash equivalents, beginning of period                                            415           381
                                                                                        -----         -----

Cash and cash equivalents, end of period                                                $ 890         $ 396
                                                                                        =====         =====

                                          The accompanying notes are an integral
                                                 part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1.       General.

         The accompanying unaudited condensed financial statements have been prepared by the Partnership in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Although management believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes included in the Partnership's Financial Statement, as filed with the SEC in the latest annual report on Form 10-K.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership does not expect the adoption of this statement to have a material impact on its financial position and results of operations. The Partnership plans to adopt Statement No. 121 on January 1, 1996.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the distribution date was $2,000.

Note 2.       Reclassification.

         Reclassification - Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 3.       Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.       Notes Receivable.

         Impaired Notes Receivable. On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan", and Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         In accordance with Statement No. 114, a loan is classified as in-substance foreclosure when the Company has taken possession of the collateral regardless of whether formal foreclosure proceedings take place. Notes receivable previously classified as in-substance foreclosed cable systems but for which the Company had not taken possession of the collateral have been reclassified to notes receivable.

         At September 30, 1995, the recorded investment in notes that are considered to be impaired under Statement No. 114 was $10,000 for which there is no related allowance for losses. The average recorded investment in impaired loans during the nine months ended September 30, 1995 was approximately $211,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         During the quarter ended June 30, 1995, the Partnership received a settlement on its one remaining note receivable which was considered to be impaired under Statement No. 114. The Partnership received $450,000 as a settlement for this note receivable of which $352,000 was applied towards the outstanding note receivable balance and the remaining $98,000 applied to interest income. There was no related allowance for this note receivable.

         The Partnership received a payoff during the nine months ended September 30, 1995 from an impaired note receivable from a cable television system operator.

         The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                                  1995            1994
                                                  ----            ----
                                                 (Amounts in Thousands)
        Beginning balance                         $ 92            $ 92
          Provision for losses                      -               -
          Write downs                               -               -
                                                   ---             ---
        Ending balance                            $ 92            $ 92
                                                   ===             ===

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 16,521 for the nine month periods ended September 30, 1995 and 1994.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                               COMBINED STATEMENTS OF OPERATIONS
                                     (Amounts in Thousands)
                                             Three Months Ended          Nine Months Ended
                                                September 30,              September 30,
                                             1995          1994          1995          1994
                                             ----          ----          ----          ----
INCOME
Rental income                              $  763        $  150        $2,126        $  595
Gain on sale of equipment                     137            17           259           134
Other income                                  570           106           676           162
                                           ------        ------        ------        ------

         Total income                       1,470           273         3,061           891
                                           ------        ------        ------        ------

EXPENSES
Depreciation                                  629             1           858             3
Lease related  operating expenses             338            52           904           323
Management fees to General Partner             76             7           144            26
General and administrative expenses             4            26             9            76
                                           ------        ------        ------        ------

         Total expenses                     1,047            86         1,915           428
                                           ------        ------        ------        ------

Net income                                 $  423        $  187        $1,146        $  463
                                           ======        ======        ======        ======



Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint venture is presented below:

                               COMBINED STATEMENTS OF OPERATIONS
                                     (Amounts in Thousands)
                                         Three Months Ended     Nine Months Ended
                                            September 30,           September 30,
                                          1995       1994        1995       1994
                                          ----       ----        ----       ----
INCOME
Other income                               $ 6        $--         $67        $ 1
                                           ---        ---         ---        ---

         Total income                        6         --          67          1
                                           ---        ---         ---        ---

EXPENSES
Management fees to General Partner           1          1           4          3
General and administrative expenses         --          1           1          3
                                           ---        ---         ---        ---

         Total expenses                      1          2           5          6
                                           ---        ---         ---        ---

Net income (loss)                          $ 5        $(2)        $62        $(5)
                                           ===        ===         ===        ===


                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1977 (the Partnership) reported net income of $32,000 and $138,000 for the three and nine months ended September 30, 1995, respectively, compared to net income of $8,000 and $20,000 for the same periods in 1994, respectively. The improvement in earnings for the three and nine months ended September 30, 1995, compared to the same periods in 1994, is primarily a result of an increase in interest income from notes receivable.

     Total revenues increased by $27,000 for the three months ended September 30, 1995, compared to the same period in 1994, and increased by $129,000 for the nine months ended September 30, 1995, compared to the same period in the prior year. The increase in total revenues for the three and nine months ended September 30, 1995, compared to the same period in 1994, is attributable to the increase in interest income from notes receivable. The increase in interest income from notes receivable is attributable to the payoff of two outstanding notes receivable from cable television system operators. During the three months ended September 30, 1995, the Partnership received a payment for the settlement of an outstanding note receivable from a cable television system operator that had been in default and the Partnership had suspended the accrual of interest income. Another similar payment had been received in the second quarter of 1995, which is included in the nine month period ended September 30, 1995. The amount received in excess of the net carrying value of the notes was recognized as interest income.

     Rental income increased during the nine months ended September 30, 1995, primarily as a result of the recognition as rental income, prepaid rent that had previously been recorded as a liability. During this period it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1995, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $96,000 as compared to $246,000 at September 30, 1994. Other income increased during the three and nine months ended September 30, 1995, as compared to the same period in 1994, due to the increase in the Partnership's cash balances combined with an increase in interest rates earned on such balances.

     Total expenses increased by $3,000 and $11,000 for the three and nine months ended September 30, 1995, respectively, compared to the same periods in 1994. The increase is primarily the result of an increase in management fees to the General Partner. The increase in management fees is the direct result of the receipt of a payoff on the outstanding notes receivable during the three and nine months ended September 30, 1995. The decrease in depreciation expense of $3,000 and $14,000 for the three and nine months ended September 30, 1995 is due to the equipment portfolio having been fully depreciated.

Joint Ventures

     The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

     Earnings from joint ventures increased by $4,000 during the three months ended September 30, 1995, but decreased by $3,000 during the nine months ended September 30, 1995, as compared to the same periods in 1994. The increase for the three months ended September 30, 1995, is a result of earnings from a new joint venture that was formed in October of 1994 upon the receipt of a legal settlement.

     The decrease in earnings for the nine months ended September 30, 1995, as compared to the same period in 1994, is due to several equipment joint ventures that closed since the second quarter of 1994. The absence of earnings from the closed joint ventures offset the increase in earnings of $17,000 from a new joint venture formed in October of 1994.

Liquidity and Capital Resources

     The Partnership's primary source of liquidity comes from rental and note receipts. The Partnership has contractual obligations from lessees and borrowers for fixed terms at stated amounts. The Partnership also has investments in equipment leasing and financing joint ventures in which it receives a share of the profits and receives cash distributions. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts owed.

     The Partnership reported net cash provided by leasing and financing activities of $577,000 for the nine months ended September 30, 1995, as compared to $130,000 for the nine months ended September 30, 1994. This improvement is attributable to the payoff of two notes receivable from cable television system operators that had been in default.

     Distributions from joint ventures increased during the nine months ended September 30, 1995, as compared to the same period in 1994. Distributions from joint ventures consisted primarily of cash received from the Partnership's investments in equipment joint ventures during both years.

     As of September 30, 1995, the Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0, compared to $66,000 and $1,000, respectively, at September 30, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The Limited Partners received $164,000 in cash distributions during the nine months ended September 30, 1995 and 1994. As a result, the cumulative cash distributions to the Limited Partners are $28,121,000 and $27,957,000 as of September 30, 1995 and 1994, respectively. The General Partner did not receive cash distributions during the nine months ended September 30, 1995 and 1994, but did receive payment of liquidation fees of $22,000 during the nine months ended September 30, 1995 and 1994. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15. Due to the increase in the cash balance of the Partnership, resulting from the receipt of payoffs from two notes receivable from cable television system operators that had been in default, the Partnership will make a special cash distribution to partners on October 15, 1995.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                        PHOENIX LEASING INCOME FUND 1977

                               September 30, 1995

                           Part II. Other Information.


Item 1.       Legal Proceedings.  Inapplicable.

Item 2.       Changes in Securities.  Inapplicable

Item 3.       Defaults Upon Senior Securities.  Inapplicable

Item 4.       Submission of Matters to a Vote of Securities Holders.Inapplicable

Item 5.       Other Information.  Inapplicable

Item 6.       Exhibits and Reports on 8-K:

              a)  Exhibits:

                  (27)      Financial Data Schedule

              b)  Reports on 8-K:  None

                                                                   Page 12 of 12

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                           PHOENIX LEASING INCOME FUND 1977
                                                                      (Registrant)

      Date                                            Title                                    Signature

November 13, 1995                              Chief Financial Officer,                 /S/ PARITOSH K. CHOKSI
-----------------                              Senior Vice President                    ----------------------
                                               and Treasurer of                         (Paritosh K. Choksi)
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President,                   /S/ BRYANT J. TONG
-----------------                              Financial Operations                     ------------------
                                               (Principal Accounting Officer)           (Bryant J. Tong)
                                               and a Director of
                                               Phoenix Leasing Incorporated
                                               General Partner


November 13, 1995                              Senior Vice President of                 /S/ GARY W. MARTINEZ
-----------------                              Phoenix Leasing Incorporated             --------------------
                                               General Partner                          (Gary W. Martinez)



November 13, 1995                              Partnership Controller                   /S/ MICHAEL K. ULYATT
-----------------                              Phoenix Leasing Incorporated             ---------------------
                                               General Partner                          (Michael K. Ulyatt)
