Form 10-K
period 1995-12-31
PHOENIX LEASING INCOME FUND 1977
filed 1996-03-28
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995       Commission File Number 0-8868


                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                    94-2446904
--------------------------------           -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California                    94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           -----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X       No
                                     -----        -----

As of December 31, 1995, 16,521 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1995.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        PHOENIX LEASING INCOME FUND 1977

                          1995 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                           Page

                                     PART I

Item 1.       Business................................................       3
Item 2.       Properties..............................................       4
Item 3.       Legal Proceedings.............. ........................       4
Item 4.       Submission of Matters to a Vote of Security Holders.....       4


                                     PART II

Item 5.       Market for the Registrant's Securities and Related
              Security Holder Matters.................................       4
Item 6.       Selected Financial Data.................................       5
Item 7.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................       6
Item 8.       Financial Statements and Supplementary Data.............       8
Item 9.       Disagreements on Accounting and Financial Disclosure....      24


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant......      24
Item 11.      Executive Compensation..................................      25
Item 12.      Security Ownership of Certain Beneficial Owners and
              Management..............................................      25
Item 13.      Certain Relationships and Related Transactions..........      26


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports
              on Form 8-K.............................................      26


Signatures............................................................      27

                                     PART I

Item 1.       Business.

Summary of Business Activities.

         Phoenix Leasing Income Fund 1977, a California limited partnership (the "Partnership"), was organized on June 30, 1976. The Partnership was registered with the Securities and Exchange Commission with an effective date of August 24, 1977 and shall continue to operate until its termination date unless dissolved sooner due to the sale of substantially all of the assets of the Partnership or a vote of the Limited Partners. The Partnership will terminate on December 31, 1997. The General Partners originally consisted of Phoenix Leasing Incorporated, a California corporation and three individual General Partners, Gus Constantin, Daniel B. Murray and Paul J. Ronan. The General Partners remaining are Phoenix Leasing Incorporated and Gus Constantin. The General Partners or their affiliates also are or have been a general partner in several other limited partnerships formed to invest in capital equipment and other assets.

         The initial public offering was for 20,000 units of limited partnership interest at a price of $1,000 per unit. The Partnership sold 20,000 units for a total capitalization of $20,000,000. Of the proceeds received through the offering, the Partnership has incurred $2,163,000 in organizational and offering expenses.

         From the initial formation of the Partnership through December 31, 1995, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $52,470,000. The average initial firm term of contractual payments from equipment subject to lease was 23.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.09%. The average initial firm term of contractual payments from loans was 65 months.

         The Partnership's principal objective is to produce current income and to build and maintain a balanced portfolio of leases and loans, through the acquisition and financing of various types of assets including computer peripherals, terminal systems, small computer systems, communications equipment, IBM-software compatible mainframes, office systems and telecommunications equipment and to lease such equipment and products to third parties pursuant to either Operating Leases or Full Payout Leases.

         The principal markets for the types of equipment in which the Partnership intends to invest will be (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

         In addition to acquiring equipment for lease to third parties, the Partnership either directly or through the investment in Joint Ventures, has provided limited financing to certain emerging growth companies, manufacturers and their lessees with respect to equipment leased directly by such manufacturers to third parties. The Partnership maintains a security interest in the equipment financed and in the receivables due under any lease or rental agreement relating to such equipment. Such security interests will give the Partnership the right, upon a default by the manufacturer or lessee, to obtain possession of the equipment.

         The Partnership will not incur debt to finance the purchase of equipment. However, the Registrant can enter into joint venture agreements with certain other partnerships managed by the General Partner which would finance the acquisition of equipment through the use of indebtedness which would be nonrecourse to the Partnership.

         Competition. The equipment leasing industry is highly competitive. Leases are offered on a wide variety of equipment ranging from construction equipment to entire manufacturing facilities. The equipment leasing industry offers to users an alternative to the purchase of nearly every type of equipment. The General Partner intends to concentrate the Partnership's activities, however, in markets in which the General Partner has expertise. The computer equipment industry is extremely competitive. Competitive factors include pricing, technological innovation and methods of financing (including use of various short-term and long-term financing plans, as well as the outright purchase of equipment). Generally, the impact of these factors to the
Partnership would be the realization of increased equipment remarketing and storage costs, as well as lower residuals received from the sale or remarketing of such equipment.

         There is strong competition in non-computer related equipment markets in which the Partnership will engage as well. There is, however, no single dominant company or factor in those other markets.

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1995, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1995, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $848,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1995.

                                                                   Percentage of
     Asset Types                           Purchase Price(1)       Total Assets
     -----------                           -----------------       -------------
                                        (Amounts in Thousands)

Financing Related to Cable TV Systems           $ 645                   76%
Reproduction Equipment                            106                   13
Small Computer Systems                             78                    9
Financing of Solar Systems                         19                    2
                                                -----                  ---

TOTAL                                           $ 848                  100%
                                                =====                  ===

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $95,000, financing joint ventures of $19,000 and original cost of outstanding loans of $645,000 at December 31, 1995.


Item 3.       Legal Proceedings.

         The Registrant is not a party to any pending legal proceedings which would have a material adverse impact on its financial position.


Item 4.       Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of Limited Partners, through the solicitation of proxies or otherwise, during the year covered by this report.


                                     PART II

Item 5. Market for the Registrant's Securities and Related Security Holder Matters.

         (a)  The Registrant's  limited  partnership  interests are not publicly
              traded.   There  is  no  market  for  the   Registrant's   limited
              partnership interests and it is unlikely that any will develop.

         (b)  Approximate number of equity security investments:

                                                        Number of Unit Holders
                        Title of Class                 as of December 31, 1995
              ----------------------------------       -----------------------

              Limited Partners                                   1,946

Item 6.       Selected Financial Data.
                                                               Amounts in Thousands Except for Per Unit Amounts
                                                               ------------------------------------------------
                                                       1995           1994        1993           1992         1991
                                                       ----           ----        ----           ----         ----
Total Income                                         $    259      $     239     $   188        $   230       $  175

Net Income (Loss)                                         159            161          31             29         (148)

Total Assets                                            1,370          1,763       1,769          1,975        2,074

Distributions to Partners                                 532            165         248            124          826

Net Income (Loss) per Limited Partnership Unit           8.42           8.46        1.41           1.42        (8.70)

Distributions per Limited Partnership Unit              29.22           9.98       15.00           7.50        50.00

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1977 (the Partnership) reported net income of $159,000 during the year ended December 31, 1995, as compared to net income of $161,000 and $31,000 during the 1994 and 1993, respectively.

     Total revenues increased by $20,000 during 1995, as compared to the same period in 1994, and increased by $51,000 during 1994, as compared to the same period in 1993. The increase in total revenues during 1995, as compared to the same period in 1994, is attributable to the increase in interest income from notes receivable. The increase in interest income from notes receivable is attributable to the payoff of two outstanding notes receivable from cable television system operators. During 1995, the Partnership received payment for the settlement of two outstanding notes receivable from cable television system operators that had been in default and the Partnership had suspended the accrual of interest income. The amount received in excess of the net carrying value of these notes was recognized as interest income.

     Total revenues increased during 1994, as compared to 1993, due primarily to a settlement received by the Partnership. The settlement received by the Partnership during 1994 consisted of cash, receivables and assigned rents from a pool of leased equipment. Additionally, in connection with such settlement, the Partnership acquired a portion of a pool of leased equipment. These non-cash items were subsequently transferred to a joint venture that the Partnership has an ownership interest.

     Rental income increased slightly during 1995, primarily as a result of the recognition as rental income, of prepaid rent that had previously been recorded as a liability. During this period it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated and the remaining equipment is released at lower rental rates. At December 31, 1995, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $78,000 as compared to $160,000 at December 31, 1994. Other income increased during 1995, as compared to the same period in 1994, due to the increase in the Partnership's cash balances combined with an increase in interest rates earned on such balances.

     Total expenses increased by $22,000 during 1995, but decreased by $79,000 during 1994, when compared to the same period in the previous year. The increase during 1995, as compared to 1994, is primarily the result of an increase in management fees to the General Partner. The increase in management fees is the direct result of the receipt of a payoff on the outstanding notes receivable during 1995. The decrease in total expenses during 1994, as compared to 1993, is due to a decrease in the provision for losses on receivables. The decrease in losses on receivables during 1994 was due to the Partnership recognizing as income, an estimated allowance for losses on accounts receivable and allowance for early terminations of finance leases that was determined to no longer be necessary.

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

     Earnings from joint ventures decreased during 1995, but increased by during 1994, as compared to the same periods in the previous year. Earnings decreased during 1995 due to the closure of several joint ventures during 1995. The increase in earnings for 1994, is the result of an overall increase in earnings from several joint ventures. Overall, the joint ventures experienced a decrease in total expenses, such as depreciation and lease related expenses. The equipment owned by several of the joint ventures has been fully depreciated thereby causing depreciation expense to decline. Lease related expenses decreased in one joint venture as a result of decreases in remarketing, refurbishing and maintenance expenses.

     Inflation affects the Partnership in relation to the current cost of equipment placed on lease and the residual values realized when the equipment comes off-lease and is sold. During the last several years inflation has been low, thereby having very little impact upon the Partnership.

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

     The Partnership reported net cash provided by leasing and financing activities of $633,000 during 1995, as compared to $184,000 and $147,000 during 1994 and 1993, respectively. The improvement during 1995 is attributable to the payoff of two notes receivable from cable television system operators that had been in default.

     As of December 31, 1995, the Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0, compared to $31,000 and $0, respectively, at December 31, 1994. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The Limited  Partners  received  $483,000,  $165,000  and  $248,000 in cash distributions during the years ended December 31, 1995, 1994 and 1993, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,440,000, $27,957,000 and $27,792,000 as of December 31, 1995,
1994 and 1993, respectively. The General Partner did not receive cash distributions during the 1994 and 1993, but did receive cash distributions of $49,000 during 1995. In addition, the General Partner received payment of liquidation fees of $14,000, $22,000 and $33,000 during 1995, 1994 and 1993, respectively. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15. Due to the increase in the cash balance of the Partnership, resulting from the receipt of payoffs from two notes receivable from cable television system operators that had been in default, the Partnership made a special cash distribution to partners on October 15, 1995. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets and liabilities and make a final distribution to partners of the excess cash, if any.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            PHOENIX LEASING INCOME FUND 1977

                              YEAR ENDED DECEMBER 31, 1995

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund 1977:

We have audited the accompanying balance sheets of Phoenix Leasing Income Fund 1977 (a California limited partnership) as of December 31, 1995 and December 31, 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund 1977 as of December 31, 1995 and December 31, 1994, and the results of its operations, partners' capital and the cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule listed in Item 14, Subsection (a)2 are presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and are not otherwise a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



San Francisco, California                              KROHN, CROAK & GORMAN
  January 19, 1996

                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                              December 31,
                                                             1995      1994
                                                             ----      ----

ASSETS

  Cash and cash equivalents                                $  595    $  415

  Accounts receivable (net of allowance
     for losses on accounts receivable of
     $1 and $4 at December 31, 1995 and 1994,
     respectively)                                            -          10

  Notes receivable (net of allowance for losses
     on notes receivable of $92 at December 31,
     1995 and 1994)                                           707     1,214

  Equipment on operating leases and held for lease
     (net of accumulated depreciation of $31 and
     $35 at December 31, 1995 and 1994, respectively)         -         -

  Net investment in financing  leases (net of
     allowance for early terminations of $0 and
     $3 at December 31, 1995 and 1994, respectively)          -         -

  Investment in joint ventures                                 64       116

  Other assets                                                  4         8
                                                           ------    ------

       Total Assets                                        $1,370    $1,763
                                                           ======    ======


  LIABILITIES AND PARTNERS' CAPITAL

  Liabilities:

     Accounts payable and accrued expenses                 $   43    $   63
                                                           ------    ------

       Total Liabilities                                       43        63
                                                           ------    ------

  Partners' Capital:

     General Partners                                         -          29

     Limited  Partners, 20,000 units authorized
       and issued, 16,521 units outstanding at
       December 31, 1995 and 1994                           1,327     1,671
                                                           ------    ------

       Total Partners' Capital                              1,327     1,700
                                                           ------    ------

       Total Liabilities and Partners' Capital             $1,370    $1,763
                                                           ======    ======

                     The accompanying notes are an intregal
                            part of these statements

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                               For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----

INCOME

     Rental income                               $  41     $  27     $  81

     Equity in earnings from joint
      ventures, net                                 28        66        30

     Interest income, notes receivable             156        60        66

     Settlement                                    -          70       -

     Other income                                   34        16        11
                                                 -----     -----     -----

       Total Income                                259       239       188
                                                 -----     -----     -----


  EXPENSES

     Depreciation                                  -          15        27

     Lease related operating expenses              -           2         3

     Management fees to General Partner             37        11        13

     Liquidation fees to General Partner            14        22        33

     Provision for losses on receivables             5       (15)       38

     General and administrative expenses            44        43        43
                                                 -----     -----     -----

       Total Expenses                              100        78       157
                                                 -----     -----     -----


  NET INCOME                                     $ 159     $ 161     $  31
                                                 =====     =====     =====

  NET INCOME PER LIMITED
     PARTNERSHIP UNIT                            $8.42     $8.46     $1.41
                                                 =====     =====     =====

  ALLOCATION OF NET INCOME:

     General Partners                            $  20     $  21     $   7

     Limited Partners                              139       140        24
                                                 -----     -----     -----

                                                 $ 159     $ 161     $  31
                                                 =====     =====     =====

                     The accompanying notes are an intregal
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                         STATEMENTS OF PARTNERS' CAPITAL
                 (Amounts in Thousands Except for Unit Amounts)


                                         General
                                         Partners'  Limited Partners'   Total
                                          Amount     Units    Amount    Amount
                                         ---------  -----------------   ------
  Balance, December 31, 1992              $     1   16,521  $ 1,920   $ 1,921

  Distributions to partners ($15.00 per
   limited partnership unit)                  -        -       (248)     (248)

  Net income                                    7      -         24        31
                                          -------  -------  -------   -------

  Balance, December 31, 1993                    8   16,521    1,696     1,704

  Distributions to partners ($9.98 per
   limited partnership unit)                  -        -       (165)     (165)

  Net income                                   21      -        140       161
                                          -------  -------  -------   -------

  Balance, December 31, 1994                   29   16,521    1,671     1,700

  Distributions to partners ($29.22 per
   limited partnership unit)                  (49)     -       (483)     (532)

  Net income                                   20      -        139       159
                                          -------  -------  -------   -------

  Balance, December 31, 1995              $   -     16,521  $ 1,327   $ 1,327
                                          =======  =======  =======   =======

                     The accompanying notes are an intregal
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                               For the Years Ended December 31,
                                                  1995      1994      1993
                                                  ----      ----      ----

Operating Activities:

     Net income                                  $ 159     $ 161     $  31

     Adjustments to reconcile net income
       to net cash provided by operating
       activities:
         Depreciation                              -          15        27
         Loss (gain) on sale of equipment           (1)        5        (1)
         Equity in earnings from joint
          ventures, net                            (28)      (66)      (30)
         Provision for early termination,
          financing leases                          (3)       (5)        2
         Provision for losses on notes
          receivable                               -         -          20
         Provision for losses on accounts
          receivable                                 8       (10)       16
         Settlement                                -         (42)      -
         Decrease (increase) in accounts
          receivable                                 2         9       (18)
         Increase (decrease) in accounts
           payable and accrued expenses            (20)       (2)       11
         Decrease (increase) in other assets         6       -          (1)
                                                 -----     -----     -----

     Net cash provided by operating activities     123        65        57
                                                 -----     -----     -----

  Investing Activities:

     Principal payments, financing leases            3        38        53
     Principal payments, notes receivable          507        81        37
     Proceeds from sale of equipment                 1         2        14
     Distributions from joint ventures              78        56        63
     Purchase of equipment                         -         (43)      -
     Investment in joint ventures                  -         -          (4)
                                                 -----     -----     -----

     Net cash provided by investing activities     589       134       163
                                                 -----     -----     -----

  Financing Activities:

     Distributions to partners                    (532)     (165)     (248)
                                                 -----     -----     -----

     Net cash used by financing activities        (532)     (165)     (248)
                                                 -----     -----     -----

  Increase (decrease) in cash and
   cash equivalents                                180        34       (28)

  Cash and cash equivalents, beginning
   of period                                       415       381       409
                                                 -----     -----     -----

  Cash and cash equivalents, end of period       $ 595     $ 415     $ 381
                                                 =====     =====     =====

                     The accompanying notes are an intregal
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1995


Note 1.       Organization and Partnership Matters.

         Phoenix Leasing Income Fund 1977, a California limited partnership (the "Partnership"), was formed on June 30, 1976, to invest in capital equipment of various types and to lease such equipment to third parties on either a long-term or short-term basis. Minimum investment requirements were met September 30, 1977, at which time the Partnership commenced operations. The Partnership will terminate on December 31, 1997.

         The Partnership has also made investments in joint ventures with affiliated partnerships managed by the General Partner for the purpose of spreading the risks of financing or acquiring certain capital equipment leased to third parties (see Note 6).

         On June 20, 1984, Daniel B. Murray resigned as General Partner of the Partnership and the Partnership repurchased his equity interest. Mr. Murray's interest was valued pursuant to the partnership agreement at $410,873. Such amount was paid in five equal annual installments, the first of which was made on July 15, 1984. Interest has been imputed at 10.5%. As a result of the Partnership's repurchase of Mr. Murray's General Partner interest, future distributions and income or loss applicable to this interest will be reallocated to the remaining General and Limited Partners on a pro rata basis. Phoenix Leasing Incorporated and Gus Constantin remain as the General Partners of the Partnership.

         The General Partners are allocated 11.688% (15% prior to repurchase of Mr. Murray's interest, as discussed above) of all profits, losses, and cash distributions. Cash distributions in excess of allocated cumulative net profits represent a liquidation fee which cannot exceed, in the aggregate, 11.688% (15% of profits prior to the repurchase of Mr. Murray's interest) of net contributed capital. The cumulative liquidation fee paid or accrued to date is $1,892,000. The fee represents an expense of the Partnership and is specially allocated to the Limited Partners.

         The Limited Partners are not required to make additional capital contributions, nor are they otherwise liable for deficit balances in their adjusted capital accounts, if any, as defined in the Partnership agreement.

         As compensation for management services, the General Partner receives a fee, payable quarterly in an amount equal to 5% of the Partnership's gross revenues for the quarter from which such payment is being made, which revenues shall include rental receipts, maintenance fees, proceeds from the sale of equipment and notes receivable payments.


Note 2.       Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations consist of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of the equipment.

         Under the operating method of accounting for leases, the leased equipment is recorded as an asset at cost and depreciated on a straight-line basis over the estimated useful life, ranging up to seven years.

         The Partnership's policy is to review periodically the expected economic life of its rental equipment in order to determine the probability of recovering its undepreciated cost. Such reviews address, among other things, recent and anticipated technological developments affecting computer equipment and competitive factors within the computer marketplace. Although remarketing rental rates are expected to decline in the future with respect to some of the Partnership's rental equipment, such rentals are expected to exceed projected expenses, including depreciation.

Should subsequent reviews of the equipment portfolio indicate that rentals plus anticipated sales proceeds will not exceed the net book value of the equipment in any future period, the Partnership will revise its depreciation policy as appropriate.

         Rental income for the year is determined on the basis of rental payments due for the period under the terms of the lease. Maintenance, repairs and minor renewals of the leased equipment are charged to expense.

         Portfolio Valuation Methodology.   The   Partnership   will  use   the
portfolio method of accounting for the net realizable value of the Partnership's equipment and loan portfolio.

         Investments. Investments in net assets of the equipment and financing joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

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

         On January 1, 1995, the Partnership adopted Financial Accounting Standards Board Statement No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement No. 118, "Accounting by Creditors for Impairment of a Loan
- Income Recognition and Disclosures." Statement No. 114 requires that certain impaired loans be measured based on the present value of expected cash flows discounted at the loan's effective interest rate; or, alternatively, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to 1995, the allowance for losses on notes receivable was based on the undiscounted cash flows or the fair value of the collateral dependent loans.

         Reclassification. Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 presentation.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the final distribution date was $2,000 and is included in Other Assets for the year ended December 31, 1995.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                      1995        1994
                                                      ----        ----
                                                   (Amounts in Thousands)

         Lease payments                               $  1        $  3
         Other                                          -           11
                                                      ----        ----
                                                         1          14
         Less:  allowance for losses on
                accounts receivable                     (1)         (4)
                                                      ----        ----
         Total                                        $ -         $ 10
                                                      ====        ====

Note 4.       Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                      1995        1994
                                                      ----        ----
                                                   (Amounts in Thousands)

         Notes receivable from cable television
           system operators with interest ranging
           from 16% to 17% per annum, receivable
           in installments ranging from 61 to 96
           months, collateralized by a security
           interest in the cable system assets.
           These loans have a graduated repayment
           schedule followed by a balloon payment.  $  799     $ 1,306

         Less:  allowance for losses on notes
                 receivable                            (92)        (92)
                                                    ------     -------

         Total                                      $  707     $ 1,214
                                                    ======     =======

         The Partnership's notes receivable from cable television system operators provide for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rates may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

         The average recorded investment in impaired loans during the year ended December 31, 1995 was approximately $158,000. Generally, notes receivable are classified as impaired and the accrual of interest on such notes are discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of the contractual payments. Any payments received subsequent to the placement of the note receivable on to impaired status will generally be applied towards the reduction of the outstanding note receivable balance, which may include previously accrued interest as well as principal. Once the principal and accrued interest balance has been reduced to zero, the remaining payments will be applied to interest income.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                      1995         1994
                                                      ----         ----
                                                    (Amounts in Thousands)
         Beginning balance                           $  92        $  92
              Provision for losses                      -            -
              Write downs                               -            -
                                                     -----        -----
         Ending balance                              $  92        $  92
                                                     =====        =====

Note 5.       Equipment on Operating Leases and Investment in Financing Leases.

         Equipment on lease consists primarily of small computer systems, subject to operating and financing leases.

         The Partnership's operating leases are for initial lease terms of approximately 12 to 36 months. During the remaining terms of existing operating leases the Partnership will not recover all of the undepreciated cost and related expenses of its rental equipment, and therefore must remarket a portion of its equipment in future years.

         The Partnership has agreements with the manufacturers of certain of its equipment, whereby such manufacturers undertake to remarket off-lease equipment on a best efforts basis. These agreements permit the Partnership to assume the remarketing function directly if certain conditions contained in the agreements are not met. For their remarketing services, the manufacturers are paid a percentage of net monthly rentals. Certain manufacturers are entitled to additional fees after the Partnership has recovered certain amounts.

         The Partnership has entered into direct lease arrangements with certain lessees. Generally, it is the responsibility of the lessee to provide maintenance on leased equipment. The General Partner administers the equipment portfolio of leases acquired through the direct leasing program. Administration includes the collection of rents from the lessees and remarketing of the equipment.

         The net investment in financing leases consists of the following at December 31:

                                                      1995           1994
                                                      ----           ----
                                                     (Amounts in Thousands)

         Minimum lease payments to be received        $  0          $   3
         Less:   unearned income                        -              -
                 allowance for early terminations       -              (3)
                                                      ----          -----

         Net investment in financing leases           $  0          $   0
                                                      ====          =====

         Minimum rentals to be received on noncancelable operating and financing leases for the year ended December 31 are as follows:

                                                   Operating       Financing
                                                   ---------       ---------
                                                     (Amounts in Thousands)

         1996.............................            $  2            $  0
         1997.............................              -               -
         1998.............................              -               -
         1999.............................              -               -
         2000.............................              -               -
         Thereafter.......................              -               -
                                                      ----            ----

              Total                                   $  2            $  0
                                                      ====            ====


Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The Partnership owns a limited or general partnership interest in equipment joint ventures. These investments are accounted for using the equity method of accounting. The other partners of the ventures are entities organized and managed by the General Partner.

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. As of December 31, 1995, Phoenix Leasing Income Fund 1977, is participating in the following equipment joint ventures:

                                                                   Weighted
         Joint Venture                                       Percentage Interest
         -------------                                       -------------------


         Equity Joint Venture I(4)                                  34.23%
         Equity Joint Venture  II(6)                                38.02
         Equity Joint Venture  III(5)                                6.52
         Equity Joint Venture  IV                                   23.53
         PLI Limited Partnership Fund A(8)                           3.94
         Leveraged Joint Venture 1985(7                             17.20
         Leveraged Joint Venture 1986(8)                             5.25
         Arroyo Joint Venture I(2)                                  10.63
         Arroyo Joint Venture III(1)                                 7.12
         Arroyo Joint Venture V (3)                                 10.49
         Arroyo Joint Venture VI(7)                                 19.98
         Arroyo Joint Venture VII(7)                                12.90
         Arroyo Joint Venture IX(7)                                 17.76
         Arroyo Joint Venture X (3)                                 41.00
         Arroyo Joint Venture XIV(5)                                20.00
         Arroyo Joint Venture XV(8)                                  1.46
         Arroyo Joint Venture XVII(7)                                7.42
         Leverged Joint Venture 1987-1(7)                            7.03
         Leveraged Joint Venture 1987-2                              5.37
         Leveraged Joint Venture 1987-3                              3.76
         TOFI I Joint Venture(4)                                    19.42
         TOFI II Joint Venture(4)                                   20.11
         Phoenix Micro Joint Venture                                28.47
         Phoenix Joint Venture 1994-1                                1.86


(1) Closed during 1986
(2) Closed during 1988
(3) Closed during 1989
(4) Closed during 1991
(5) Closed during 1992
(6) Closed during 1993
(7) Closed during 1994
(8) Closed during 1995

         An analysis of the Partnership's investment in equipment joint ventures is as follows:
                              Net Investment                       Equity in                               Net Investment
                               at Beginning                        Earnings            Equity in              at End
Date                            of Period       Contributions      (Losses)          Distributions           of Period
----                          --------------    --------------     ---------         -------------         --------------
                                                        (Amounts in Thousands)

Year Ended
  December 31, 1993             $    46              $ 4              $   30             $   61                 $  19
                                =======              ===              ======             ======                 =====

Year Ended
  December 31, 1994             $    19              $85              $   66             $   54                 $ 116
                                =======              ===              ======             ======                 =====

Year Ended
  December 31, 1995             $   116              $-               $   27             $   79                 $  64
                                =======              ===              ======             ======                 =====


         The aggregate combined financial information of the equipment joint ventures as of December 31, and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                              December 31,
                                                             1995      1994
                                                             ----      ----
                                                        (Amounts in Thousands)

    Cash and cash equivalents                              $  512    $  441
    Accounts receivable                                     1,459     1,884
    Operating lease equipment                               1,021     2,271
    Other assets                                              691       919
                                                           ------    ------

         Total Assets                                      $3,683    $5,515
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL


    Accounts payable                                       $  454    $  507
    Partners' capital                                       3,229     5,008
                                                           ------    ------

         Total Liabilities and Partners' Capital           $3,683    $5,515
                                                           ======    ======


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                                For the Years Ended December 31,
                                                   1995      1994      1993
                                                   ----      ----      ----
                                                    (Amounts in Thousands)

  Rental income                                  $2,526    $1,208    $1,358
  Gain on sale of equipment                         547       188       389
  Other income                                      718       288        40
                                                 ------    ------    ------

       Total Income                               3,791     1,684     1,787
                                                 ------    ------    ------

                                    EXPENSES

  Depreciation                                      957        81       210
  Lease related operating expenses                1,311       588       821
  Management fee to the General Partner             194        63        64
  Interest expense                                    1         1       -
  Other expenses                                    200        21       102
                                                 ------    ------    ------

       Total Expenses                             2,663       754     1,197
                                                 ------    ------    ------

       Net Income                                $1,128    $  930    $  590
                                                 ======    ======    ======

         As of December 31, 1995 and 1994, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $2,000 and $1,000, respectively.

         The General Partner earns a management fee of 5% of the Partnership's respective interest in gross revenues of each equipment joint venture, excluding TOFI I. Revenues subject to management fees at the joint venture level are not subject to management fees at the Partnership level. Revenues generated from equipment joint ventures are subject to the same management fee percentage as revenues from equipment purchased and maintained in the Partnership's own portfolio.

Financing Joint Ventures

         The Partnership has invested in financing joint ventures which are consolidated for reporting purposes into Phoenix Funding Partnership (PFP). The Partnership's current investment in PFP consists of one financing joint venture. The purpose of the financing joint ventures is to provide on a limited basis, financing to manufacturers and their lessees for equipment leased directly by manufacturers to third parties. All loans to manufacturers are secured by equipment. The Partnership uses the equity method of accounting to account for the PFP.

         PFP periodically reviews the probability of recovering the outstanding note balances. Such reviews address, among other things, current cash receipts, costs of collection efforts, the current economic situation and potential uncollectible receivables. If the review indicates that future cash receipts, net of anticipated future expenses, does not exceed the outstanding note balances, PFP provides a reserve for any anticipated loan loss as appropriate.

         Due to a high degree of uncertainty relating to the collection of the entire amount of contractually owed principal and interest over the lives of the notes receivable, the PFP loan portfolio applies all cash receipts (principal and interest) to the outstanding note balances. Under this method, interest income will not be recognized until the outstanding note balances are recovered.

         The following information summarizes the Partnership's respective interest in the original loan proceeds of the financing joint ventures.

                                                                Weighted
         Joint Venture                                    Percentage Interest
         -------------                                    -------------------

         Phoenix Funding Partnership                              3.56%

         An analysis of the Partnership's  investment account in financing joint ventures is as follows:
                             Net Investment                                                               Net Investment
                              at Beginning                          Equity in          Equity in              at End
Date                            of Period       Contributions        Losses          Distributions           of Period
----                         --------------     -------------       ---------        -------------        --------------
                                                (Amounts in Thousands)

Year Ended
  December 31, 1993              $   4                $ -              $ -               $   2                  $   2
                                 =====                ====             ====              =====                  =====

Year Ended
  December 31, 1994              $   2                $ -              $ -               $   2                  $ -
                                 =====                ====             ====              =====                  =====

Year Ended
  December 31, 1995              $  -                 $ -              $  1              $   1                  $ -
                                 =====                ====             ====              =====                  =====

         The aggregate combined financial information of the financing joint ventures as of December 31, and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS

                                                           December 31,
                                                          1995      1994
                                                          ----      ----
                                                       (Amounts in Thousands)

             Cash and cash equivalents                     $12       $13
             Notes receivable, net                          -         25
                                                           ---       ---

                  Total Assets                             $12       $38
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

             Partners' capital                             $12       $38
                                                           ---       ---

                  Total Liabilities and Partners' Capital  $12       $38
                                                           ===       ===


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                 1995      1994      1993
                                                 ----      ----      ----
                                                  (Amounts in Thousands)

  Interest income                                $  2      $ -       $ -
  Other income                                     67         1         1
                                                 ----      ----      ----

       Total Income                                69         1         1
                                                 ----      --- -     ----

                                    EXPENSES

  Management fee to the General Partner             4         4         5
  Other expenses                                    2         3        10
                                                 ----      ----      ----

       Total Expenses                               6         7        15
                                                 ----      ----      ----

       Net Income (loss)                         $ 63      $ (6)     $(14)
                                                 ====      ====      ====

         The General Partner earns a management fee of 5% of the Partnership's respective interest in gross payments received for each financing joint venture. Revenues subject to a management fee at the joint venture level are not subject to management fees at the Partnership level. Revenues generated from the financing joint venture are subject to the same management fee percentage as revenues from equipment purchased and maintained in the Partnership's own portfolio.


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                      1995           1994
                                                      ----           ----
                                                  (Amounts in Thousands)

         Equipment lease operations                   $  1          $  15
         General Partners and Affiliates                 1              1
         Other                                          41             47
                                                      ----          -----

              Total                                   $ 43          $  63
                                                      ====          =====


Note 8.       Settlement.

         On July 1, 1991, Phoenix Leasing Incorporated, as General Partner to the Partnership and sixteen other affiliated partnerships, filed suit in the Superior Court for the County of Marin, Case No. 150016, against Xerox Corporation, a corporation with which the General Partner had entered into contractual agreements for the acquisition and administration of leased equipment. The lawsuit was settled out of court effective as of October 28, 1994 pursuant to the terms of a Confidential Settlement Agreement and Mutual Release. The settlement agreement generally provides for compensation payable to the Partnership and its affiliates in cash and kind, including the assignment by Xerox of certain goods and services. The agreement further provides for the sale by Xerox to the Partnership and its affiliates of equipment subject to lease.

The suit that was filed in the Superior Court for the County of Marin, Case No. 150016, has been dismissed with prejudice on the merits.

         The Partnership's pro rata share of the Xerox settlement was $70,000, which consists of cash of $28,000, and assigned monthly rentals and credits for goods and services valued at $42,000. In addition, the Partnership purchased additional leased equipment at an aggregate cost of $43,000. The Partnership, along with sixteen other affiliated partnerships managed by the General Partner, contributed its share of the assigned monthly rentals, credits for goods and services and purchased equipment leases to a joint venture, in exchange for an interest in the joint venture.


Note 9.       Liquidation Fees.

         The General Partner is entitled to 11.688% of all cash distributions. Distributions in excess of the General Partners' capital account are characterized as liquidation fees. If the Partnership were to dissolve, the General Partner would be liable to the Partnership for the negative capital account to the extent of the liability. For the years ended December 31, 1995, 1994 and 1993, the liquidation fees accrued to the General Partners were $14,000, $22,000 and $33,000, respectively. The fee represents an expense of the Partnership and is specially allocated to the Limited Partners.


Note 10.      Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities is as follows at December 31:

                            Reported Amounts      Tax Basis       Net Difference
                            ----------------      ---------       --------------
                                            (Amounts in Thousands)
1995

         Assets                $  1,370            $ 1,475           $  (105)

         Liabilities                 43                 42                 1

1994

         Assets                $  1,763            $ 1,861           $   (98)

         Liabilities                 63                 63                 0



Note 11.      Related Entities.

         The General Partner serves in the capacity of general partner in other partnerships, all of which are engaged in the equipment leasing and financing business.

         The General Partner incurs certain expenses, such as data processing, equipment storage and equipment remarketing costs, for which it is reimbursed by the Partnership. Equipment remarketing costs are incurred as the General Partner remarkets certain equipment on behalf of the Partnership. These expenses incurred by the General Partner are reimbursed at the lower of the actual costs or an amount equal to 90% of the fair market value for such services.

Note 12.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income and distributions per limited partnership unit was based on the limited partners' share of net income and distributions and the weighted average number of units outstanding of 16,521 for the years ended December 31, 1995, 1994 and 1993.


Note 13.      Fair Value of Financial Instruments.

         During the year ended December 31, 1995, the Partnership adopted Statement of Financial Accounting Standard No. 107, "Disclosures about Fair Value of Financial Instruments," which requires disclosure of the fair value of financial instruments for which it is practicable to estimate fair value. The following methods and assumptions were used to estimate the fair value of each class of financial instrument which it is practicable to estimate that value.

Cash and Cash Equivalents
The carrying amount of cash and cash equivalents approximates fair value because of the short maturity of these instruments.

Notes Receivable
The fair value of notes receivable is estimated by discounting the expected future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.

Marketable Securities
The fair values of investments in marketable securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments at December 31, 1995 are as follows:

                                                   Carrying
                                                    Amount     Fair Value
                                                   --------    ----------
                                                    (Amounts in Thousands)
         Assets
              Cash and cash equivalents            $  595        $  595
              Marketable securities                     2             2
              Notes receivable                        707         1,069


Note 14.      Subsequent Events.

         In January 1996, cash distributions of $164,000 were made to the Limited Partners.

Item 9.       Disagreements on Accounting and Financial Disclosure Matters.

         None.


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant.

         The registrant is a limited partnership and, therefore, has no executive officers or directors. The corporate general partner of the registrant is Phoenix Leasing Incorporated, a California corporation. Gus Constantin serves as an individual general partner. The directors and executive officers of Phoenix Leasing Incorporated (PLI) are as follows:

         GUS CONSTANTIN, age 58, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 42, is Senior Vice President, Chief Financial Officer and Treasurer of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 45, is Senior Vice President of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 41, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 40, is Vice President, General Counsel, Assistant Secretary and a Director of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

         HOWARD SOLOVEI, age 34, is Vice President, Finance, Assistant Treasurer and a Director of PLI. He has been associated with PLI since 1984. Mr. Solovei's principal activities are in the areas of arranging and managing the company's banking relationships for its various corporations, partnerships and securitized asse t pools. Mr. Solovei is also involved in corporate financial planning and various data processing-related projects. Mr. Solovei graduated with a B.S. in Business from the University of California at Berkeley in 1984.

         Neither the General Partner nor any Executive Officer of the General Partner has any family relationship with the others.

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P. Phoenix Income Fund, L.P.
              Phoenix Leasing Cash Distribution Fund IV
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Capital Assurance Fund
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI
              Phoenix Leasing Growth Fund 1982 and
              Phoenix Leasing Income Fund 1981

Item 11.      Executive Compensation.

         Set forth is the information  relating to all direct  remuneration paid or accrued by the Registrant during the last year to the General Partner.
         (A)                       (B)                                   (C)                                  (D)

                                                                  Cash and cash-                           Aggregate of
Name of Individual           Capacities in                        equivalent forms                        contingent forms
or persons in group          which served                         of remuneration                         of remuneration
-------------------          ------------       -----------------------------------------------------     ----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                --------------------------    -----------------------
                                                               (Amounts in Thousands)
Phoenix Leasing              General Partner                   $46(1)                     $0                       $0
  Incorporated

Gus Constantin               General Partner                     5(2)                      0                        0
                                                                 -                         -                        -

All General Partners         General Partners                  $51                        $0                       $0
                                                                ==                         =                        =

(1) consists of management and liquidation fees.
(2) consists of liquidation fees.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

         (a) No person owns of record, or is known by the Registrant to own beneficially, more than five percent of any class of voting securities of the Registrant.









         (b) The General Partner of the Registrant owns the equity securities of the Registrant set forth in the following table:

              (1)                                              (2)                                       (3)
       Title of Class                             Amount Beneficially Owned                      Percent of Class
       --------------                             -------------------------                      ----------------
       General Partner Interest:
         Mr. Gus Constantin,                      Represents a 3.896% Interest                       33.3%
         Individual General Partner               in the Registrant's Profits,
                                                  Losses and Distributions.

       General Partner Interest:
         Phoenix Leasing Incorporated,            Represents a 7.792% Interest                       66.7%
         Corporate General Partner                in the Registrant's Profits,
                                                  Losses and Distributions.

       Limited Partner Interest:
         Phoenix Leasing Incorporated,            .50 units                                            -
         Corporate General Partner

Item 13.      Certain Relationships and Related Transactions.

         None.


                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                        Page No.
(a)      1.   Financial Statements:

              Report of Independent Public Accountants                     9
              Balance Sheets                                              10
              Statements of Operations                                    11
              Statements of Partners' Capital                             12
              Statements of Cash Flows                                    13
              Notes to the Financial Statements                        14-23

         2.   Financial Statement Schedules:

              Report of Independent Public Accountants on the
               Financial Statement Schedules                               9
              Schedule II - Valuation and Qualifying Accounts
               and Reserves                                               28

         All other schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto.

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the year ended December 31, 1995.

(c)      Exhibits.

         27.  Financial Data Schedule.

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

                                           PHOENIX LEASING INCOME FUND 1977
                                                      (Registrant)

                                           BY:    PHOENIX LEASING INCORPORATED,
                                                  A CALIFORNIA CORPORATION
                                                  GENERAL PARTNER


         Date:  March 28, 1996             By:    /S/  GUS CONSTANTIN
                --------------                    -------------------
                                                  Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                  Title                                Date
      ---------                  -----                                ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 28, 1996
----------------------  Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner


/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 28, 1996
----------------------  Senior Vice President                     --------------
(Paritosh K. Choksi)    and Treasurer of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President, Financial          March 28, 1996
----------------------  Operations of                             --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/ GARY W. MARTINEZ    Senior Vice President of                  March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
                        General Parnter


/S/ HOWARD SOLOVEI      Vice President, Finance                   March 28, 1996
----------------------  Assistant Treasurer and a                 --------------
(Howard Solovei)        Director of Phoenix Leasing Incorporated
                        General Partner


/S/ MICHAEL K. ULYATT   Partnership Controller                    March 28, 1996
----------------------  Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     General Partner



                                             PHOENIX LEASING INCOME FUND 1977

                                                        SCHEDULE II
                                                  (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B             COLUMN C            COLUMN D          COLUMN E           COLUMN F
           Classification                 Balance at           Charged to          Charged to        Deductions         Balance at
                                         Beginning of            Expense             Revenue                              End of
                                            Period                                                                        Period
------------------------------------- -------------------  -------------------  ----------------- ---------------  -----------------

Year ended December 31, 1993
     Allowance for losses on accounts
         receivable                         $   14               $  16            $  0                  $  7             $   23
     Allowance for early termination
         of financing leases                     6                   2               0                     0                  8
     Allowance for losses on notes
         receivable                             72                  20               0                     0                 92
                                            ------               -----            ----                  ----             ------

         Totals                             $   92               $  38            $  0                  $  7             $  123
                                            ======               =====            ====                  ====             ======


Year ended December 31, 1994
     Allowance for losses on accounts
         receivable                         $   23               $   0            $ 10                  $  9             $    4
     Allowance for early termination
         of financing leases                     8                   0               5                     0                  3
     Allowance for losses on notes
         receivable                             92                   0               0                     0                 92
                                            ------               -----            ----                  ----             ------

              Totals                        $  123               $   0            $ 15                  $  9             $   99
                                            ======               =====            ====                  ====             ======


Year ended December 31, 1995
     Allowance for losses on accounts
         receivable                         $    4               $   8            $  0                  $ 11             $    1
     Allowance for early termination
         of financing leases                     3                   0               3                     0                  0
     Allowance for losses on notes
         receivable                             92                   0               0                     0                 92
                                            ------               -----            ----                  ----             ------

              Totals                        $   99               $   8            $  3                  $ 11             $   93
                                            ======               =====            ====                  ====             ======