Form 10-Q
period 1996-03-31
PHOENIX LEASING INCOME FUND 1977
filed 1996-05-14
CIK 216860

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      _________

                                      FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                         OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                          Commission file number 0-8868
                                                 ------

                        PHOENIX LEASING INCOME FUND 1977
- --------------------------------------------------------------------------------
                                   Registrant
          California                                       94-2446904
- ----------------------------                  ----------------------------------
     State of Jurisdiction                    I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                     94901-5527
- --------------------------------------------------------------------------------
      Address of Principal Executive Offices                       Zip Code

       Registrant's telephone number, including area code: (415) 485-4500
                                                           --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing preceding requirements for the past 90 days.

                               Yes __X__ No _____

                          Part I. Financial Information
                         ------------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----         -----
ASSETS

Cash and cash equivalents                               $  411        $  595

Accounts receivable (net of allowance for
  losses on accounts receivable of $1 at
  March 31, 1996 and December 31, 1995)                     -             -

Notes receivable (net of allowance for losses
  on notes receivable of $92 at March 31, 1996
  and December 31, 1995)                                   707           707

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $15 and $31 at
  March 31, 1996 and December 31, 1995, respectively)       -             -

Investment in joint ventures                                59            64

Other assets                                                 4             4
                                                        ------        ------

   Total Assets                                         $1,181        $1,370
                                                        ======        ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                 $   34        $   43
                                                        ------        ------

   Total Liabilities                                        34            43
                                                        ------        ------

Partners' Capital

  General Partners                                          -             -

  Limited Partners, 20,000 units authorized and
   issued, 16,521 units outstanding at March 31,
   1996 and December 31, 1995                            1,147         1,327
                                                        ------        ------

   Total Partners' Capital                               1,147         1,327
                                                        ------        ------

   Total Liabilities and Partners' Capital              $1,181        $1,370
                                                        ======        ======


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                            1996         1995
                                                            ----         ----
INCOME

 Rental income                                             $   3        $   5
 Equity in earnings from joint ventures, net                   8            8
 Interest income, notes receivable                            -            10
 Other income                                                  6            3
                                                           -----        -----

   Total Income                                               17           26
                                                           -----        -----


EXPENSES

 Management fees to General Partner                           -             2
 Liquidation fees to General Partner                          21           22
 Provision for losses on receivables                          -            (3)
 General and administrative expenses                          11            9
                                                           -----        -----

   Total Expenses                                             32           30
                                                           -----        -----

NET LOSS                                                   $ (15)       $  (4)
                                                           =====        =====



NET LOSS PER LIMITED PARTNERSHIP UNIT                      $(.97)       $(.35)
                                                           =====        =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT                 $9.95        $9.95
                                                           =====        =====

ALLOCATION OF NET INCOME:
   General Partners                                        $   1        $   2
   Limited Partners                                          (16)          (6)
                                                           ------       -----
                                                           $ (15)       $  (4)
                                                           ======       =====


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                           1996          1995
                                                           ----          ----

Operating Activities:

  Net loss                                                $ (15)        $  (4)

  Adjustments to reconcile net loss to net
   cash used by operating activities:
     Gain on sale of equipment                               (1)           (1)
     Equity in earnings from joint ventures, net             (8)           (8)
     Provision for early termination, financing leases       -             (3)
     Decrease in accounts receivable                         -              2
     Decrease in accounts payable and accrued expenses       (9)           (5)
     Decrease in other assets                                -              2
                                                          -----         -----

Net cash used by operating activities                       (33)          (17)
                                                          -----         -----

Investing Activities:

  Principal payments, financing leases                       -              3
  Principal payments, notes receivable                       -             10
  Proceeds from sale of equipment                             1             1
  Distributions from joint ventures                          13            23
                                                          -----         -----

Net cash provided by investing activities                    14            37
                                                          -----         -----

Financing Activities:

  Distributions to partners                                (165)         (164)
                                                          -----         -----

Net cash used by financing activities                      (165)         (164)
                                                          -----         -----

Decrease in cash and cash equivalents                      (184)         (144)

Cash and cash equivalents, beginning of period              595           415
                                                          -----         -----

Cash and cash equivalents, end of period                  $ 411         $ 271
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

Note 2.  Reclassification.

      Reclassification - Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 3.  Income Taxes.

      Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At March 31, 1996 the recorded investment in notes that are considered to be impaired under Statement No. 114 was $798,000 for which the related allowance for losses is $92,000. The average recorded investment in impaired loans during the three months ended March 31, 1996 was approximately $798,000.

      The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                              1996              1995
                                              ----              ----
                                              (Amounts in Thousands)
             Beginning balance               $   92            $   92
                Provision for losses             -                 -
                Write downs                      -                 -
                                             ------            ------
             Ending balance                  $   92            $   92
                                             ======            ======

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net loss and distributions per limited partnership unit were based on the limited partners' share of net loss and distributions, and the weighted average number of units outstanding of 16,521 for the three month periods ended March 31, 1996 and 1995.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                        Three Months Ended
                                                             March 31,
                                                        1996          1995
                                                        ----          ----
INCOME
Rental income                                           $440          $523
Gain on sale of equipment                                 93            89
Other income                                              39            59
                                                        ----          ----

      Total income                                       572           671
                                                        ----          ----

EXPENSES
Depreciation                                              89           115
Lease related  operating expenses                        218           185
Management fees to General Partner                        25            27
General and administrative expenses                        4             4
                                                        ----          ----

      Total expenses                                     336           331
                                                        ----          ----

Net income                                              $236          $340
                                                        ====          ====

Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint venture is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                                       Three Months Ended
                                                            March 31,
                                                       1996          1995
                                                       ----          ----
INCOME
Other income                                           $  2          $ -
                                                       ----          ----

      Total income                                        2            -
                                                       ----          ----
Net income                                             $  2          $ -
                                                       ====          ====

                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $15,000 for the three months ended March 31, 1996, as compared to a net loss of $4,000 during the same period in 1995. The change in net loss is primarily attributable to the absence of interest income from notes receivable during the three months ended March 31, 1996, as compared to the same period in 1995.

   Total revenues decreased by $9,000 for the three months ended March 31, 1996, compared to the same period in 1995. The decrease in total revenues for the three months ended March 31, 1996, compared to the same period in 1995, is attributable to the decrease in interest income from notes receivable. The
Partnership's remaining investments in notes receivable consists of an investment in one impaired note in which the Partnership is no longer accruing interest income.

   Rental income decreased by $2,000 during the three months ended March 31, 1996, primarily as a result of a decrease in the equipment owned by the Partnership. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire addition equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets, pay its remaining liabilities and distribute the remaining cash, if any, to the limited partners. At March 31, 1996, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $47,000 as compared to $116,000 at March 31, 1995. Partially offsetting the overall decrease in revenues was a $3,000 increase in other income. This increase in other income was due to an increase in interest income earned on the Partnership's cash and cash equivalents.

   Total expenses increased by $2,000 for the three months ended March 31, 1996, compared to the same period in 1995. The increase is primarily the result of an increase in general and administrative expenses.

Joint Ventures

   The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures was $8,000 during both the three months ended March 31, 1996 and 1995.

Liquidity and Capital Resources

   The Partnership's primary source of liquidity comes from its contractual obligations with lessees and borrowers for fixed terms at fixed payment amounts. The Partnership also has investments in equipment leasing and financing joint ventures in which it receives a share of the cash flows. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts owed.

   The Partnership reported net cash used by leasing and financing activities of $33,000 for the three months ended March 31, 1996, as compared to $4,000 for the same period in 1995. This decline is attributable to an increase in expenses combined with a decrease in payments from lessees and borrowers.

   Distributions from joint ventures decreased for the three months ended March 31, 1996, as compared to the same period in 1995. Distributions from joint ventures decreased due to the closure of several joint ventures during 1995 that are no longer providing any cash flows to the Partnership.

      As of March 31, 1996, the Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0, compared to $47,000 and $0, respectively, at March 31, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

   The Limited Partners received $165,000 and $164,000 in cash distributions during both the three months ended March 31, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 and $28,121,000 as of March 31, 1996 and 1995, respectively. The
General Partner received cash distributions of $1,000 and $0 during the three months ended March 31, 1996 and 1995, respectively. In addition, the General Partner received payment of liquidation fees of $21,000 and $22,000 during the three months ended March 31, 1996 and 1995, respectively. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15.

   The General Partner is entitled to 11.688% of all cash distributions. Distributions in excess of the General Partners' capital account are characterized as liquidation fees. The total liquidation fee paid to the General Partner will not exceed 11.688% of the sum of the net contributed capital and cumulative net profits and losses. The fee represents an expense of the Partnership and is specially allocated to the Limited Partners.

   Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                        PHOENIX LEASING INCOME FUND 1977

                                 March 31, 1996

                           Part II. Other Information.


Item 1.  Legal Proceedings.  Inapplicable.

Item 2.  Changes in Securities.  Inapplicable

Item 3.  Defaults Upon Senior Securities.  Inapplicable

Item 4.  Submission of Matters to a Vote of Securities Holders.  Inapplicable

Item 5.  Other Information.  Inapplicable

Item 6.  Exhibits and Reports on 8-K:

         a) Exhibits:  None

            (27) Financial Data Schedule

         b) Reports on 8-K:  None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PHOENIX LEASING INCOME FUND 1977
                                          --------------------------------
                                                      (Registrant)


        Date                       Title                        Signature
        ----                       -----                        ---------


   May 13, 1996          Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
- ----------------------   Senior Vice President          -----------------------
                         and Treasurer of               (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


   May 13, 1996          Senior Vice President,         /S/ BRYANT J. TONG
- ----------------------   Financial Operations           -----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


   May 13, 1996          Senior Vice President of       /S/ GARY W. MARTINEZ
- ----------------------   Phoenix Leasing Incorporated   -----------------------
                         General Partner                (Gary W. Martinez)


   May 13, 1996          Partnership Controller         /S/ MICHAEL K. ULYATT
- ----------------------   Phoenix Leasing Incorporated   -----------------------
                         General Partner                (Michael K. Ulyatt)