Form 10-Q
period 1996-06-30
PHOENIX LEASING INCOME FUND 1977
filed 1996-08-13
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

  __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR

  _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the transition period from ______________ to______________.

                          Commission file number 0-8868
                                                 ------

                        PHOENIX LEASING INCOME FUND 1977
- --------------------------------------------------------------------------------
                                   Registrant

           California                                     94-2446904
- ------------------------------               -----------------------------------
      State of Jurisdiction                  I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                    94901-5527
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

                                Yes __X__ No ____

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                          June 30,  December 31,
                                                            1996        1995
ASSETS                                                     ------      ------

Cash and cash equivalents                                  $  429      $  595

Accounts receivable (net of allowance for
   losses on accounts receivable of $0 and $1
   at June 30, 1996 and December 31, 1995,
   respectively)                                             --          --

Notes receivable (net of allowance for losses
   on notes receivable of $92 at June 30, 1996
   and December 31, 1995)                                     707         707

Equipment on operating leases and held for lease
   (net of accumulated depreciation of $15 and $31
   at June 30, 1996 and December 31, 1995, respectively)     --          --

Investment in joint ventures                                   50          64

Other assets                                                    4           4
                                                           ------      ------

     Total Assets                                          $1,190      $1,370
                                                           ======      ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses                   $   93      $   43
                                                           ------      ------

     Total Liabilities                                         93          43
                                                           ------      ------

Partners' Capital
   General Partners                                            (5)       --

   Limited Partners, 20,000 units authorized
     and issued, 16,521 units outstanding at
     June 30, 1996 and December 31, 1995                    1,101       1,327

   Unrealized gains on available-for-sale securities            1        --
                                                           ------      ------
     Total Partners' Capital                                1,097       1,327
                                                           ------      ------

     Total Liabilities and Partners' Capital               $1,190      $1,370
                                                           ======      ======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------
INCOME

   Rental income                          $    1    $   27    $    4    $   32
   Equity in earnings from joint
    ventures, net                              9        10        16        18
   Interest income, notes receivable        --         108      --         118
   Other income                                7        10        14        13
                                          ------    ------    ------    ------

     Total Income                             17       155        34       181
                                          ------    ------    ------    ------


EXPENSES

   Management fees to General Partner       --          26         1        27
   Liquidation fees to General Partner         1      --          22        22
   Provision for losses on receivables         1         7      --           5
   Legal expense                              58         2        59         2
   General and administrative expenses         8        10        18        19
                                          ------    ------    ------    ------

     Total Expenses                           68        45       100        75
                                          ------    ------    ------    ------

NET INCOME (LOSS)                         $  (51)   $  110    $  (66)   $  106
                                          ======    ======    ======    ======


NET INCOME PER LIMITED
   PARTNERSHIP UNIT                       $(2.74)   $ 5.84    $(3.71)   $ 5.49
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                       $ --      $ --      $ 9.95    $ 9.95
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME:
     General Partners                     $   (6)   $   13    $   (5)   $   15
     Limited Partners                        (45)       97       (61)       91
                                          ------    ------    ------    ------

                                          $  (51)   $  110    $  (66)   $  106
                                          ======    ======    ======    ======

                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                             1996      1995
                                                            ------    ------
Operating Activities:

   Net income (loss)                                       $  (66)   $  106
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Gain on sale of equipment                               (1)       (1)
       Equity in earnings from joint ventures, net            (16)      (18)
       Provision for losses on account receivable            --           7
       Provision for early termination,
        financing leases                                     --          (3)
       Decrease in accounts receivable                       --           2
       Increase (decrease) in accounts payable
        and accrued expenses                                   50       (16)
       Gain on sale of securities                              (1)     --
       Decrease (increase) in other assets                     (1)        5
                                                           ------    ------

Net cash provided (used) by operating activities              (35)       82
                                                           ------    ------

Investing Activities:

   Principal payments, financing leases                      --           3
   Principal payments, notes receivable                      --         381
   Proceeds from sale of equipment                              1         1
   Proceeds from sale of securities                             2      --
   Distributions from joint ventures                           30        35
                                                           ------    ------

Net cash provided by investing activities                      33       420
                                                           ------    ------

Financing Activities:

   Distributions to partners                                 (164)     (165)
                                                           ------    ------

Net cash used by financing activities                        (164)     (165)
                                                           ------    ------

Increase (decrease) in cash and cash equivalents             (166)      337

Cash and cash equivalents, beginning of period                595       415
                                                           ------    ------

Cash and cash equivalents, end of period                   $  429    $  752
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1996 the recorded investment in notes that are considered to be impaired under Statement No. 114 was $798,000 for which the related allowance for losses is $92,000. The average recorded investment in impaired loans during the six months ended June 30, 1996 was approximately $798,000.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                          1996           1995
                                          ----           ----
                                         (Amounts in Thousands)
         Beginning balance                $ 92           $ 92
           Provision for losses            --             --
           Write downs                     --             --
                                          ----           ----
         Ending balance                   $ 92           $ 92
                                          ====           ====

Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income and distributions, and the weighted average number of units outstanding of 16,521 for the six month periods ended June 30, 1996 and 1995.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                          Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME
Rental income                             $  533    $  840    $  973    $1,363
Gain on sale of equipment                    111        33       205       122
Other income                                  34        47        73       106
                                          ------    ------    ------    ------

         Total income                        678       920     1,251     1,591
                                          ------    ------    ------    ------

EXPENSES
Depreciation                                  84       114       173       229
Lease related operating expenses             191       381       409       566
Management fees to General Partner            30        42        55        68
General and administrative expenses         --           1         5         5
                                          ------    ------    ------    ------

         Total expenses                      305       538       642       868
                                          ------    ------    ------    ------

Net income                                $  373    $  382    $  609    $  723
                                          ======    ======    ======    ======

Financing Joint Ventures

         The aggregate combined statements of operations of the financing joint venture is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME
Interest income                           $    3    $ --      $    5    $ --
Other income                                  14        60        14        60
                                          ------    ------    ------    ------

         Total income                         17        60        19        60
                                          ------    ------    ------    ------

EXPENSES
Management fees to General Partner          --           3      --           3
                                          ------    ------    ------    ------

         Total expenses                     --           3      --           3
                                          ------    ------    ------    ------

Net income                                $   17    $   57    $   19    $   57
                                          ======    ======    ======    ======

                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $51,000 and $66,000 for the three and six months ended June 30, 1996, as compared to net income of $110,000 and $106,000 during the same period in 1995. The decreased earnings during 1996 is attributable to the decrease in total revenues.

     Total revenues decreased by $138,000 and $147,000 for the three and six months ended June 30, 1996, as compared to the same periods in 1995. During the three months ended June 30, 1995, the Partnership received a payment for the settlement of an outstanding note receivable from a cable television system operator that had been in default and the Partnership had suspended the accrual of interest income. The amount received in excess of the net carrying value of the note has been recognized as interest income. There were no such payments during 1996.

     Rental income decreased during the three and six months ended June 30, 1996, primarily as a result of the majority of the remaining equipment lease portfolio being off lease. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At June 30, 1996, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $47,000, as compared to $112,000 at June 30, 1995.

     Total expenses increased by $23,000 and $25,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. The increase is due to an increase in legal expense, which is primarily the result of an outstanding note receivable from a cable television system operator that is in default. There was an overall decrease in all other expense categories, with the largest decrease being the decrease in depreciation expense. The decrease in depreciation expense for the three and six months ended June 30, 1996, is due to the equipment portfolio having been fully depreciated.

Joint Ventures

     The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures decreased by $1,000 and $2,000 during the three and six months ended June 30, 1996, as compared to the same periods in 1995.

Liquidity and Capital Resources

     The Partnership's primary source of liquidity comes from rental and note receipts. The Partnership has contractual obligations from lessees and borrowers for fixed terms at stated amounts. The Partnership also has investments in equipment leasing and financing joint ventures in which it receives a share of the profits. The future liquidity of the Partnership will depend upon the General Partner's success in collecting contractual amounts owed.

     The Partnership reported net cash used by leasing and financing activities of $35,000 for the six months ended June 30, 1996, as compared to the net cash provided by leasing and financing activities of $466,000 for the six months ended June 30, 1995. This decrease is due to the majority of the Partnership's assets having been liquidated. The cash flow was higher during 1995 due to the payoff of a note receivable from a cable television system operator that had been in default. At June 30, 1996, the Partnership has one remaining note receivable from a cable television system operator that is in default and is not currently providing any cash flows to the Partnership.

     Distributions from joint ventures declined for the six months ended June 30, 1996, as compared to the same period in 1995. Distributions from joint ventures consisted primarily of cash received from the Partnership's investments in equipment joint ventures during both years.

         As of June 30, 1996, the Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0, compared to $47,000 and $0, respectively, at June 30, 1995. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The Limited Partners received $164,000 and $165,000 in cash distributions during the six months ended June 30, 1996 and 1995, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 and $28,121,000 as of June 30, 1996 and 1995, respectively. The General Partner did not receive cash distributions, but did receive payment of liquidation fees during the six months ended June 30, 1996 and 1995. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                        PHOENIX LEASING INCOME FUND 1977

                                  June 30, 1996

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

                                       PHOENIX LEASING INCOME FUND 1977
                                       --------------------------------
                                                 (Registrant)


      Date                     Title                       Signature
      ----                     -----                       ---------


August 13, 1996       Chief Financial Officer,        /S/ PARITOSH K. CHOKSI
- ---------------       Senior Vice President           ----------------------
                      and Treasurer of                (Paritosh K. Choksi
                      Phoenix Leasing Incorporated
                      General Partner


August 13, 1996       Senior Vice President,          /S/ BRYANT J. TONG
- ---------------       Financial Operations            ----------------------
                      (Principal Accounting Officer)  (Bryant J. Tong)
                      Phoenix Leasing Incorporated
                      General Partner



August 13, 1996       Partnership Controller          /S/ MICHAEL K. ULYATT
- ---------------       Phoenix Leasing Incorporated    ----------------------
                      General Partner                 (Michael K. Ulyatt)