Form 10-Q
period 1996-09-30
PHOENIX LEASING INCOME FUND 1977
filed 1996-11-13
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
----- ACT OF 1934

                For the quarterly period ended September 30, 1996

                                         OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                          Commission file number 0-8868
                                                 ------

                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
                                   Registrant

          California                                      94-2446904
-----------------------------                 ----------------------------------
    State of Jurisdiction                     I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                  94901-5527
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

                               Yes __X__ No _____

                          Part I. Financial Information
                         ------------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)
                                                     September 30,  December 31,
ASSETS                                                   1996           1995
                                                        ------         ------

Cash and cash equivalents                               $  364         $  595

Accounts receivable (net of allowance for
  losses on accounts receivable of $0 and $1
  at September 30, 1996 and December 31, 1995,
  respectively)                                           --             --

Notes receivable (net of allowance for losses
  on notes receivable of $92 at September 30,
  1996 and December 31, 1995)                              707            707

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $15 and $31
  at September 30, 1996 and December 31, 1995,
  respectively)                                           --             --

Investment in joint ventures                                45             64

Other assets                                                 5              4
                                                        ------         ------

   Total Assets                                         $1,121         $1,370
                                                        ======         ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses                 $   37         $   43
                                                        ------         ------

   Total Liabilities                                        37             43
                                                        ------         ------

Partners' Capital
  General Partners                                          (7)          --

  Limited Partners, 20,000 units authorized and
   issued, 16,521 units outstanding at September 30,
   1996 and December 31, 1995                            1,090          1,327

  Unrealized gains on available-for-sale securities          1           --
                                                        ------         ------
   Total Partners' Capital                               1,084          1,327
                                                        ------         ------

   Total Liabilities and Partners' Capital              $1,121         $1,370
                                                        ======         ======

         The accompanying notes are an integral part of these statements

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME

  Rental income                           $    1    $    4    $    5    $   36
  Equity in earnings from joint
   ventures, net                               6        10        22        28
  Interest income, notes receivable         --          23      --         141
  Other income                                 6        13        19        25
                                          ------    ------    ------    ------

   Total Income                               13        50        46       230
                                          ------    ------    ------    ------


EXPENSES

  Management fees to General Partner        --           8         1        34
  Liquidation fees to General Partner       --        --          22        22
  Provision for losses on receivables       --        --        --           5
  Legal expense                               18         2        77         3
  General and administrative expenses          8         8        26        28
                                          ------    ------    ------    ------

   Total Expenses                             26        18       126        92
                                          ------    ------    ------    ------

NET INCOME (LOSS)                         $  (13)   $   32    $  (80)   $  138
                                          ======    ======    ======    ======


NET INCOME (LOSS) PER LIMITED
  PARTNERSHIP UNIT                        $ (.71)   $ 1.72    $(4.42)   $ 7.21
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ --      $ --      $ 9.95    $ 9.95
                                          ======    ======    ======    ======

ALLOCATION OF NET INCOME (LOSS):
   General Partners                       $   (2)   $    4    $   (7)   $   19
   Limited Partners                          (11)       28       (73)      119
                                          ------    ------    ------    ------

                                          $  (13)   $   32    $  (80)   $  138
                                          ======    ======    ======    ======

         The accompanying notes are an integral part of these statements

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1996      1995
                                                           ------    ------
Operating Activities:

  Net income (loss)                                        $  (80)   $  138
  Adjustments to reconcile net income (loss) to net
   cash provided (used) by operating activities:
     Gain on sale of equipment                                 (1)       (1)
     Equity in earnings from joint ventures, net              (22)      (28)
     Provision for losses on account receivable              --           7
     Provision for early termination, financing leases       --          (3)
     Decrease in accounts receivable                         --           2
     Decrease in accounts payable and accrued expenses         (6)      (46)
     Gain on sale of securities                                (1)     --
     Decrease (increase) in other assets                       (1)        7
                                                           ------    ------

Net cash provided (used) by operating activities             (111)       76
                                                           ------    ------

Investing Activities:

  Principal payments, financing leases                       --           3
  Principal payments, notes receivable                       --         498
  Proceeds from sale of equipment                               1         1
  Proceeds from sale of securities                              2      --
  Distributions from joint ventures                            41        61
                                                           ------    ------

Net cash provided by investing activities                      44       563
                                                           ------    ------

Financing Activities:

  Distributions to partners                                  (164)     (164)
                                                           ------    ------

Net cash used by financing activities                        (164)     (164)
                                                           ------    ------

Increase (decrease) in cash and cash equivalents             (231)      475

Cash and cash equivalents, beginning of period                595       415
                                                           ------    ------

Cash and cash equivalents, end of period                   $  364    $  890
                                                           ======    ======

         The accompanying notes are an integral part of these statements

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

Note 4.  Notes Receivable.

      Impaired Notes Receivable. At September 30, 1996 the recorded investment in notes that are considered to be impaired under Statement No. 114 was $798,000 for which the related allowance for losses is $92,000. The average recorded investment in impaired loans during the nine months ended September 30, 1996 was approximately $798,000.

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
                                                  ======            ======

Note 5.  Net Income (Loss) and Distributions per Limited Partnership Unit.

      Net income (loss) and distributions per limited partnership unit were based on the limited partners' share of net income (loss) and distributions, and the weighted average number of units outstanding of 16,521 for the nine month periods ended September 30, 1996 and 1995.

Note 6.  Investment in Joint Ventures.

Equipment Joint Ventures

      The aggregate combined statements of operations of the equipment joint ventures is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME
Rental income                             $  452    $  763    $1,426    $2,126
Gain on sale of equipment                     53       137       257       259
Other income                                  30       570       103       676
                                          ------    ------    ------    ------

      Total income                           535     1,470     1,786     3,061
                                          ------    ------    ------    ------

EXPENSES
Depreciation                                  81       629       254       858
Lease related operating expenses             166       338       575       904
Management fees to General Partner            28        76        83       144
General and administrative expenses         --           4         5         9
                                          ------    ------    ------    ------

      Total expenses                         275     1,047       917     1,915
                                          ------    ------    ------    ------

Net income                                $  260    $  423    $  869    $1,146
                                          ======    ======    ======    ======

Financing Joint Ventures

      The aggregate combined statements of operations of the financing joint venture is presented below:

                        COMBINED STATEMENTS OF OPERATIONS
                             (Amounts in Thousands)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                           1996      1995      1996      1995
                                          ------    ------    ------    ------

INCOME
Other income                              $    5    $    6    $   25    $   67
                                          ------    ------    ------    ------

      Total income                             5         6        25        67
                                          ------    ------    ------    ------

EXPENSES
Management fees to General Partner          --        --        --           4
General and administrative expenses            5         1         6         1
                                          ------    ------    ------    ------

      Total expenses                           5         1         6         5
                                          ------    ------    ------    ------

Net income                                $ --      $    5    $   19    $   62
                                          ======    ======    ======    ======

                           PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $13,000 and $80,000 for the three and nine months ended September 30, 1996, as compared to net income of $32,000 and $138,000 during the same period in 1995. The decreased earnings during 1996 is attributable to the decrease in total revenues combined with an increase in total expenses.

   Total revenues decreased by $37,000 and $184,000 for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. During the three and nine months ended September 30, 1995, the Partnership received payment for the settlement of two outstanding notes receivable from cable television system operators that had been in default and the Partnership had suspended the accrual of interest income. The amount received in excess of the net carrying value of the note has been recognized as interest income. There were no such payments during 1996.

   Rental income decreased during the three and nine months ended September 30, 1996, primarily as a result of the majority of the remaining equipment lease portfolio being off lease. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. At September 30, 1996, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $47,000, as compared to $96,000 at September 30, 1995.

   Total expenses increased by $8,000 and $34,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995. The increase is due to an increase in legal expense, which is primarily the result of one remaining outstanding note receivable from a cable television system operator that is in default.

Joint Ventures

   The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures decreased by $4,000 and $6,000 during the three and nine months ended September 30, 1996, as compared to the same periods in 1995.

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

   The Partnership reported net cash used by leasing and financing activities of $111,000 for the nine months ended September 30, 1996, as compared to the net cash provided by leasing and financing activities of $577,000 for the nine months ended September 30, 1995. This decrease is due to the majority of the Partnership's assets having been liquidated. The cash flow was higher during 1995 due to the payoff of a note receivable from a cable television system operator that had been in default. At September 30, 1996, the Partnership has one remaining note receivable from a cable television system operator that is in default and is not currently providing any cash flows to the Partnership.

   Distributions from joint ventures declined for the nine months ended September 30, 1996, as compared to the same period in 1995. Distributions from joint ventures consisted primarily of cash received from the Partnership's investments in equipment joint ventures during both years.

   The Limited Partners received $164,000 in cash distributions during the nine months ended September 30, 1996 and 1995. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 and $28,121,000 as of September 30, 1996 and 1995, respectively. The General Partner did not receive cash distributions, but did receive payment of liquidation fees of $22,000 during the nine months ended September 30, 1996 and 1995. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15. The next distributions to partners will be made on January 15, 1997 and will be approximately the same amount as the January 1996 distribution.

   Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

                        PHOENIX LEASING INCOME FUND 1977

                               September 30, 1996

                           Part II. Other Information.
                                    ------------------


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

                                           PHOENIX LEASING INCOME FUND 1977
                                           --------------------------------
                                                       (Registrant)


        Date                      Title                        Signature
        ----                      -----                        ---------


November 12, 1996        Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
----------------------   Senior Vice President          -----------------------
                         and Treasurer of               (Paritosh K. Choksi)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President,         /S/ BRYANT J. TONG
----------------------   Financial Operations           -----------------------
                         (Principal Accounting Officer) (Bryant J. Tong)
                         Phoenix Leasing Incorporated
                         General Partner


November 12, 1996        Senior Vice President          /S/ GARY W. MARTINEZ
---------------------    Phoenix Leasing Incorporated   ------------------------
                         General Partner                (Gary W. Martinez)


November 12, 1996        Partnership Controller         /S/ MICHAEL K. ULYATT
---------------------    Phoenix Leasing Incorporated   ------------------------
                         General Partner                (Michael K. Ulyatt)