Form 10-K
period 1996-12-31
PHOENIX LEASING INCOME FUND 1977
filed 1997-03-27
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-K

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996        Commission File Number 0-8868


                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           California                                   94-2446904
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


2401 Kerner Boulevard, San Rafael, California           94901-5527
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (415) 485-4500
                                                        --------------

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act: Units of Limited Partnership Interest

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes _X_       No ___

As of December 31, 1996, 16,521 Units of Limited Partnership interest were outstanding. No market exists for the Units of Partnership interest and therefore there exists no aggregate market value at December 31, 1996.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                        PHOENIX LEASING INCOME FUND 1977

                          1996 FORM 10-K ANNUAL REPORT


                                TABLE OF CONTENTS


                                                                         Page

                                     PART I

Item 1.  Business..................................................        3
Item 2.  Properties................................................        4
Item 3.  Legal Proceedings.........................................        4
Item 4.  Submission of Matters to a Vote of Security Holders.......        4


                                     PART II

Item 5.  Market for the Registrant's Securities and Related
          Security Holder Matters..................................        4
Item 6.  Selected Financial Data...................................        5
Item 7.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations......................        6
Item 8.  Financial Statements and Supplementary Data...............        8
Item 9.  Disagreements on Accounting and Financial Disclosure......       24


                                    PART III

Item 10. Directors and Executive Officers of the Registrant........       24
Item 11. Executive Compensation....................................       25
Item 12. Security Ownership of Certain Beneficial Owners and
          Management...............................................       25
Item 13. Certain Relationships and Related Transactions............       26


                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.................................................       26


Signatures.........................................................       27

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

         From the initial formation of the Partnership through December 31, 1996, the total investments in equipment leases and financing transactions (loans), including the Partnership's pro-rata interest in investments made by joint ventures, approximate $52,470,000. The average initial firm term of contractual payments from equipment subject to lease was 23.43 months, and the average initial net monthly payment rate as a percentage of the original purchase price was 3.09%. The average initial firm term of contractual payments from loans was 65 months.

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

         The principal markets for the types of equipment in which the Partnership has invested are (1) major corporations and other large organizations seeking to reduce the cost of their peripheral equipment and large computer systems, (2) major corporations with numerous operating locations seeking to improve the timeliness and responsiveness of their data processing systems, and (3) small organizations interested in improving the efficiency of their overall operations by moving from manually operated to small computer-based management systems.

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

Other.

         A brief description of the type of assets in which the Partnership has invested as of December 31, 1996, together with information concerning the uses of assets is set forth in Item 2.


Item 2.       Properties.

         The Partnership is engaged in the equipment leasing and financing industry and as such, does not own or operate any principal plants, mines or real property. The primary assets held by the Partnership are its investments in leases and loans either directly or through its investment in joint ventures.

         As of December 31, 1996, the Partnership owns equipment and has outstanding loans to borrowers with an aggregate original cost of $666,000. The equipment and loans have been made to customers located throughout the United States. The following table summarizes the type of equipment owned or financed by the Partnership, including its pro rata interest in joint ventures, at December 31, 1996.

                                                                  Percentage of
                    Asset Types               Purchase Price(1)    Total Assets
                    -----------               -----------------    ------------
                                           (Amounts in Thousands)

       Financing Related to Cable TV Systems         $500               75%
       Reproduction Equipment                          99               15
       Small Computer Systems                          47                7
       Financing of Solar Systems                      20                3
                                                     ----             ----

       TOTAL                                         $666              100%
                                                     ====             ====

(1) These amounts include the Partnership's pro rata interest in equipment joint ventures of $89,000, financing joint ventures of $20,000, and original cost of outstanding loans of $500,000, at December 31, 1996.


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

         (b)  Approximate number of equity security investments:

                                                      Number of Unit Holders
                        Title of Class                as of December 31, 1996
              ----------------------------------      -----------------------

              Limited Partners                                  1,943

Item 6.       Selected Financial Data.


                                  1996      1995     1994     1993     1992
                                  ----      ----     ----     ----     ----
                             (Amounts in Thousands Except for Per Unit Amounts)

Total Income                    $   79    $  259   $  239   $  188   $  230

Net Income (Loss)                 (244)      159      161       31       29

Total Assets                       959     1,370    1,763    1,769    1,975

Distributions to Partners          164       532      165      248      124

Net Income (Loss) per Limited
 Partnership Unit               (13.19)     8.42     8.46     1.41     1.42

Distributions per Limited
 Partnership Unit                 9.95     29.22     9.98    15.00     7.50

         The above selected financial data should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $244,000 during the year ended December 31, 1996, as compared to net income of $159,000 and $161,000 for the years ended December 31, 1995 and 1994, respectively. The decreased earnings during 1996 is attributable to the decrease in total revenues combined with an increase in total expenses.

     Total revenues decreased by $180,000 during 1996, as compared to the same period in 1995, and increased by $20,000 during 1995, as compared to the same period in 1994. During the year ended December 31, 1995 the Partnership received payment for the settlement of two outstanding notes receivable from cable television system operators that had been in default and the Partnership had suspended the accrual of interest income. The amount received in excess of the net carrying value of these notes was recognized as interest income. There were no such payments during 1996.

     Rental income decreased during the year ended December 31, 1996, primarily as a result of the majority of the remaining equipment lease portfolio being off lease. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated and the remaining equipment is re-leased at lower rental rates. Rental income increased slightly during 1995, primarily as a result of the recognition as rental income of prepaid rent that had previously been recorded as a liability. During this period it was determined that these payments were no longer a liability and the amount was subsequently recognized as rental income. Other income increased during 1995, as compared to the same period in 1994, due to the increase in the Partnership's cash balances combined with an increase in interest rates earned on such balances. At December 31, 1996, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $47,000 as compared to $78,000 at December 31, 1995.

     Total expenses increased by $223,000 and $22,000 during 1996 and 1995, respectively, as compared to the same periods in the previous year. The increase during 1996 is primarily the result of increased legal expenses and the additional provision booked for its remaining note receivable from a cable television system operator that is in default. Based on a recent appraisal of the cable systems collateralizing this impaired note, the carrying value of the note receivable exceeded the market value of the cable systems and the Partnership recognized an additional provision for losses of $182,000 during the year ended December 31, 1996. The increased expenses during 1995, as compared to 1994, is primarily the result of an increase in management fees to the General Partner. The increase in management fees is the direct result of the receipt of a payoff on the outstanding notes receivable during 1995.

Joint Ventures

     The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments generally are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated.

     Earnings from joint ventures increased by $4,000 during 1996, as compared to 1995, and decreased by $38,000 during 1995, as compared to the same period in 1994. The small increase in earnings during 1996 was due to one joint venture's increased net income due to decreasing expenses in excess of decreasing revenues. Earnings decreased during 1995 due to the closure of several joint ventures during 1995. Overall, the joint ventures experienced a decrease in total expenses, such as depreciation and lease related expenses. The equipment owned by several of the joint ventures has been fully depreciated thereby causing depreciation expense to decline. Lease related expenses decreased in one joint venture as a result of decreases in remarketing, refurbishing and maintenance expenses.


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

     The Partnership reported net cash used by leasing and financing activities of $117,000 during 1996, as compared to $633,000 and $184,000 provided by leasing and financing activities during 1995 and 1994, respectively. This decrease is due to the majority of the Partnership's assets having been liquidated. The cash flow was higher during 1995 due to the payoff of two notes receivable from cable television system operators that had been in default. At December 31, 1996, the Partnership has one remaining note receivable from a cable television system operator that is in default and is not currently providing any cash flows to the Partnership.

     Distributions from joint ventures declined $26,000 for the year ended December 31, 1996 as compared to 1995, yet increased $22,000 during the year ended December 31, 1995 as compared to 1994. Distributions from joint ventures consisted primarily of cash received from the Partnership's investments in equipment joint ventures. The decrease in distributions, during 1996, is due to the closure of some equipment joint ventures during the year ended December 31, 1995. This decrease was offset by the increased distribution from a new equipment joint venture that was formed upon the receipt of a legal settlement during October of 1994.

     The Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0 at December 31, 1996, 1995 and 1994. The
General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

The  Limited  Partners  received   $164,000,   $483,000  and  $165,000  in  cash
distributions during the years ended December 31, 1996, 1995 and 1994, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000, $28,440,000 and $27,957,000 as of December 31, 1996,
1995 and 1994, respectively. The General Partner did not receive cash distributions during the 1996 and 1994, but did receive cash distributions of $49,000 during 1995. In addition, the General Partner received payment of liquidation fees of $22,000, $14,000 and $22,000 during 1996, 1995 and 1994, respectively. The Partnership made a special cash distribution to partners on October 15, 1995, due to the increase in its cash balance resulting from the receipt of payoffs from two notes receivable from cable television system operators that had been in default. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January 15. However, since the Partnership is closing this year the next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available after the Partnership liquidates its remaining assets and liabilities. The Partnership will reach the end of its term on December 31, 1997.

     Cash generated from leasing and financing operations has been and is anticipated to continue to be sufficient to meet the Partnership's on-going operational expenses.

     Forward-looking statements in this report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Actual results could differ from those anticipated by some of the statements made above. Limited Partners are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) the Partnership's plans are subject to change at any time at the discretion of the General Partner of the Partnership, (ii) future technological developments in the industry in which the Partnership operates, (iii) competitive pressure on pricing or services, (iv) substantial customer defaults or cancellations, (v) changes in business conditions and the general economy, (vi) changes in government regulations affecting the Partnership's core businesses and (vii) the ability of the Partnership to sell its remaining assets.

               Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        PHOENIX LEASING INCOME FUND 1977

                          YEAR ENDED DECEMBER 31, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of Phoenix Leasing Income Fund 1977:

We have audited the accompanying balance sheets of Phoenix Leasing Income Fund 1977 (a California limited partnership) as of December 31, 1996 and December 31, 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phoenix Leasing Income Fund 1977 as of December 31, 1996 and December 31, 1995, and the results of its operations, partners' capital and the cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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



San Francisco, California                                   KROHN AND CROAK
  January 17, 1997

                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)


                                                             December 31,
                                                            1996      1995
                                                            ----      ----
ASSETS

Cash and cash equivalents                                  $  369    $  595

Accounts receivable (net of allowance for losses on
   accounts receivable of $0 and $1 at December 31,
   1996 and 1995, respectively)                                17         1

Notes receivable (net of allowance for losses on
   notes receivable of $274 and $92 at December 31,
   1996 and 1995)                                             525       707

Equipment on operating leases and held for lease (net of
   accumulated depreciation of $15 and $31 at
   December 31, 1996 and 1995, respectively)                 --        --

Investment in joint ventures                                   44        64

Other assets                                                    4         4
                                                           ------    ------

     Total Assets                                          $  959    $1,371
                                                           ======    ======


LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Accounts payable and accrued expenses                   $   39    $   44
                                                           ------    ------

     Total Liabilities                                         39        44
                                                           ------    ------

Partners' Capital:

   General Partners                                           (26)     --

   Limited Partners,  20,000 units authorized and
   issued,  16,521 units outstanding at December 31,
   1996 and 1995                                              945     1,327

   Unrealized gains on available-for-sale securities            1      --
                                                           ------    ------

     Total Partners' Capital                                  920     1,327
                                                           ------    ------

     Total Liabilities and Partners' Capital               $  959    $1,371
                                                           ======    ======


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)


                                                For the Years Ended December 31,
                                                    1996       1995      1994
                                                   -----      -----     -----

INCOME

   Rental income                                 $     6     $   41    $   27

   Equity in earnings from joint ventures, net        32         28        66

   Interest income, notes receivable                  17        156        60

   Settlement                                       --         --          70

   Other income                                       24         34        16
                                                  ------      -----     -----

     Total Income                                     79        259       239
                                                  ------      -----     -----


EXPENSES

   Depreciation                                     --         --          15

   Lease related operating expenses                 --         --           2

   Management fees to General Partner                  2         37        11

   Liquidation fees to General Partner                22         14        22

   Provision for (recovery of) losses on
     receivables                                     182          5       (15)

   Legal Expense                                      86          4         7

   General and administrative expenses                31         40        36
                                                  ------      -----     -----

     Total Expenses                                  323        100        78
                                                  ------      -----     -----


NET INCOME (LOSS)                                $  (244)    $  159    $  161
                                                  ======      =====     =====

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT                              $(13.19)    $ 8.42    $ 8.46
                                                  ======      =====     =====

ALLOCATION OF NET INCOME (LOSS):

   General Partners                              $   (26)    $   20    $   21

   Limited Partners                                 (218)       139       140
                                                  ------      -----     -----

                                                 $  (244)    $  159    $  161
                                                  ======      =====     =====

                     The accompanying notes are an integral
                            part of these statements.

                                                                                     Page 12 of 28


                                  PHOENIX LEASING INCOME FUND 1977
                                  STATEMENTS OF PARTNERS' CAPITAL
                           (Amounts in Thousands Except for Unit Amounts)

                                                   General
                                                   Partners' Limited Partners' Unrealized   Total
                                                    Amount   Units     Amount     Gains    Amount
                                                    ------   -----     ------     -----    ------
Balance, December 31, 1993                      $     8     16,521   $ 1,696    $  --     $ 1,704

Distributions to partners ($9.98 per limited
   partnership unit)                               --         --        (165)      --        (165)

Net income                                           21       --         140       --         161
                                                -------    -------   -------    -------   -------

Balance, December 31, 1994                           29     16,521     1,671       --       1,700

Distributions to partners ($29.22 per limited
   partnership unit)                                (49)      --        (483)      --        (532)

Net income                                           20       --         139       --         159
                                                -------    -------   -------    -------   -------

Balance, December 31, 1995                         --       16,521     1,327       --       1,327

Distributions to partners ($9.95 per limited
   partnership unit)                               --         --        (164)      --        (164)

Unrealized gains on available-for-sale
     securities                                    --         --        --            1         1

Net loss                                            (26)      --        (218)      --        (244)
                                                -------    -------   -------    -------   -------

Balance, December 31, 1996                      $   (26)    16,521   $   945    $     1   $   920
                                                =======    =======   =======    =======   =======



                                The accompanying notes are an integral
                                      part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)


                                                For the Years Ended December 31,
                                                    1996      1995      1994
                                                    ----      ----      ----

Operating Activities:

   Net income (loss)                                $(244)    $ 159     $ 161

   Adjustments to reconcile net income(loss) to
     net cash provided (used) by operating
     activities:
       Depreciation                                  --        --          15
       Loss (gain) on sale of equipment                (1)       (1)        5
       Equity in earnings from joint ventures, net    (32)      (28)      (66)
       Recovery of early termination, financing
         leases                                      --          (3)       (5)
       Provision for losses on notes receivable       182      --        --
       Provision for (recovery of) losses on
         accounts receivable                         --           8       (10)
       Gain on sale of securities                      (1)     --        --
       Settlement                                    --        --         (42)
       Decrease (increase) in accounts receivable     (16)        1         9
       Decrease in accounts payable and
         accrued expenses                              (5)      (19)       (2)
       Decrease in other assets                      --           6      --
                                                    -----     -----     -----

   Net cash provided (used) by operating activities  (117)      123        65
                                                    -----     -----     -----

Investing Activities:

   Principal payments, financing leases              --           3        38
   Principal payments, notes receivable              --         507        81
   Proceeds from sale of equipment                      1         1         2
   Proceeds from sale of securities                     2      --        --
   Distributions from joint ventures                   52        78        56
   Purchase of equipment                             --        --         (43)
                                                    -----     -----     -----


   Net cash provided by investing activities           55       589       134
                                                    -----     -----     -----

Financing Activities:

   Distributions to partners                         (164)     (532)     (165)
                                                    -----     -----     -----

   Net cash used by financing activities             (164)     (532)     (165)
                                                    -----     -----     -----

Increase (decrease) in cash and cash equivalents     (226)      180        34

Cash and cash equivalents, beginning of period        595       415       381
                                                    -----     -----     -----

Cash and cash equivalents, end of period            $ 369     $ 595     $ 415
                                                    =====     =====     =====


                     The accompanying notes are an integral
                            part of these statements.

                        PHOENIX LEASING INCOME FUND 1977

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


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

         The General Partners are allocated 11.688% (15% prior to repurchase of Mr. Murray's interest, as discussed above) of all profits, losses, and cash distributions. Cash distributions in excess of allocated cumulative net profits represent a liquidation fee which cannot exceed, in the aggregate, 11.688% (15% of profits prior to the repurchase of Mr. Murray's interest) of net contributed capital. The cumulative liquidation fee paid or accrued to date is $1,914,000. The fee represents an expense of the Partnership and is specially allocated to the Limited Partners.

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


Note 2.       Summary of Significant Accounting Policies.

         Leasing Operations. The Partnership's leasing operations originally consisted of both financing and operating leases. The financing method of accounting for leases records as unearned income at the inception of the lease, the excess of net rentals receivable and estimated residual value at the end of the lease term, over the cost of equipment leased. Unearned income is credited to income monthly over the term of the lease on a declining basis to provide an approximate level rate of return on the unrecovered cost of the investment. Initial direct costs of consummating new leases are capitalized and included in the cost of the equipment.

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

         Investment in Joint Ventures. Investments in net assets of the equipment and financing joint ventures reflect the Partnership's equity basis in the ventures. Under the equity method of accounting, the original investment is recorded at cost and is adjusted periodically to recognize the Partnership's share of earnings, losses, cash contributions and cash distributions after the date of acquisition.

         Investment in Available-for-Sale Securities. The Partnership has investments in stock in public companies that have been determined to be available for sale. Available-for-sale securities are stated at their fair market value, with the unrealized gains and losses reported in a separate component of partners' capital.

         Financial Accounting Pronouncements. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," which requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, the entity would estimate the future cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized. Measurement of an impairment loss for long-lived assets and identifiable intangibles that an entity expects to hold and use should be based on the fair value of the asset. Statement No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. At January 1, 1996, the adoption of Statement No. 121 did not materially impact the Partnership's financial position or results of operations.

         Reclassification. Certain 1995 and 1994 amounts have been reclassified to conform to the 1996 presentation.

         Cash and Cash Equivalents. Cash and cash equivalents includes deposits at banks, investments in money market funds and other highly liquid short-term investments with original maturities of less than 90 days.

         Credit and Collateral. The Partnership's activities have been concentrated in the equipment leasing and financing industry. A credit evaluation is performed by the General Partner for all leases and loans made, with the collateral requirements determined on a case-by-case basis. The Partnership's loans are generally secured by the equipment or assets financed and, in some cases, other collateral of the borrower. In the event of default, the Partnership has the right to foreclose upon the collateral used to secure such loans.

         Non Cash Investing Activities. During the quarter ended June 30, 1995, the Partnership received a final distribution of common stock from one of its investments in equipment joint ventures. The market value of the stock at the final distribution date was $2,000 and is included in Other Assets.

         Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3.       Accounts Receivable.

         Accounts receivable consist of the following at December 31:

                                                          1996      1995
                                                          ----      ----
                                                     (Amounts in Thousands)

General Partner and affiliates                             $17       $ 1
Lease payments                                              --         1
                                                           ---       ---
                                                            17         2
Less:  allowance for losses on
       accounts receivable                                  --        (1)
                                                           ---       ---

Total                                                      $17       $ 1
                                                           ===       ===

Note 4.       Notes Receivable.

         Notes receivable consist of the following at December 31:

                                                            1996       1995
                                                            ----       ----
                                                        (Amounts in Thousands)

Notes receivable from cable television
  system operators with interest of 16%
  per  annum, receivable in installments
  of 96 months, collateralized by a security
  interest in the cable  system  assets
  This loan has a graduated repayment
  schedule followed by a balloon payment                   $ 799     $ 799

Less:  allowance for losses on notes receivable             (274)      (92)
                                                           -----     -----

Total                                                      $ 525     $ 707
                                                           =====     =====

         The Partnership's notes receivable from cable television system operators provides for a monthly payment rate in an amount that is less than the contractual interest rate. The difference between the payment rate and the contractual interest rate is added to the principal and therefore deferred until the maturity date of the note. Upon maturity of the note, the original principal and deferred interest is due and payable in full. Although the contractual interest rate may be higher, the amount of interest being recognized on the Partnership's outstanding notes receivable to cable television system operators is being limited to the amount of the payments received, thereby deferring the recognition of a portion of the deferred interest until the loan is paid off.

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

         At December 31, 1996 and 1995, the recorded investment in notes that are considered to be impaired were $799,000 and $0, respectively, for which the related allowance for losses were $274,000 and $0, respectively. The average recorded investment in impaired loans during the year ended December 31, 1996 and 1995 were approximately $799,000 and $158,000, respectively. The Partnership recognized interest income on impaired notes receivable during the year ended December 31, 1996 and 1995 totaling $19,000 and $0, respectively.

         The activity in the allowance for losses on notes receivable during the years ended December 31, is as follows:

                                                           1996      1995
                                                           ----      ----
                                                       (Amounts in Thousands)

        Beginning balance                                  $ 92      $ 92
             Provision for losses                           182       --
             Write downs                                    --        --
                                                           ----      ----
        Ending balance                                     $274      $ 92
                                                           ====      ====

Note 5.       Equipment on Operating Leases.

         Equipment on lease consists primarily of small computer systems, subject to operating leases.

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

         Minimum rentals to be received on noncancelable operating leases for the year ended December 31 are as follows:

                                                                Operating
                                                                ---------
                                                          (Amounts in Thousands)

         1997..........................................           $  1
                                                                  ----

              Total                                               $  1
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

         The purpose of the equipment joint ventures is the acquisition and leasing of various types of equipment. As of December 31, 1996, Phoenix Leasing Income Fund 1977, is participating in the following equipment joint ventures:

                                                             Weighted
                        Joint Venture                   Percentage Interest
                        -------------                   -------------------


             PLI Limited Partnership Fund A(2)                   3.94%
             Leveraged Joint Venture 1985(1)                    17.20
             Leveraged Joint Venture 1986(2)                     5.25
             Arroyo Joint Venture VI(1)                         19.98
             Arroyo Joint Venture VII(1)                        12.90
             Arroyo Joint Venture IX(1)                         17.76
             Arroyo Joint Venture XV(2)                          1.46
             Arroyo Joint Venture XVII(1)                        7.42
             Leverged Joint Venture 1987-1(1)                    7.03
             Leveraged Joint Venture 1987-2                      5.37
             Leveraged Joint Venture 1987-3                      3.76
             Phoenix Micro Joint Venture(3)                     28.47
             Phoenix Joint Venture 1994-1                        1.86

(1) Closed during 1994
(2) Closed during 1995
(3) Closed during 1996

         An analysis of the Partnership's investment in equipment joint ventures is as follows:

                  Net Investment                                  Net Investment
                   at Beginning              Equity in  Equity in     at End
Date                of Period  Contributions  Earnings Distributions of Period
----                ---------  -------------  -------- ------------- ---------
                                    (Amounts in Thousands)

Year Ended
  December 31, 1994    $ 19         $  85       $66         $54         $116
                       ====         =====       ===         ===         ====

Year Ended
  December 31, 1995    $116         $-          $27         $79         $ 64
                       ====         =====       ===         ===         ====

Year Ended
  December 31, 1996    $ 64         $-          $31         $51         $ 44
                       ====         =====       ===         ===         ====

         The aggregate combined financial information of the equipment joint ventures as of December 31, and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                             December 31,
                                                            1996       1995
                                                            ----       ----
                                                        (Amounts in Thousands)

Cash and cash equivalents                                  $  351    $  512
Accounts receivable                                         1,311     1,459
Operating lease equipment                                     526     1,021
Other assets                                                  512       691
                                                           ------    ------

     Total Assets                                          $2,700    $3,683
                                                           ======    ======

                        LIABILITIES AND PARTNERS' CAPITAL


Accounts payable                                           $  372    $  454
Partners' capital                                           2,328     3,229
                                                           ------    ------

     Total Liabilities and Partners' Capital               $2,700    $3,683
                                                           ======    ======

                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                              For the Years Ended December 31,
                                                  1996      1995      1994
                                                  ----      ----      ----
                                                   (Amounts in Thousands)

Rental income                                    $1,847    $2,526    $1,208
Gain on sale of equipment                           328       547       188
Other income                                        262       718       288
                                                 ------    ------    ------

     Total Income                                 2,437     3,791     1,684
                                                 ------    ------    ------

                                    EXPENSES

Depreciation                                        332       957        81
Lease related operating
  expenses                                          718     1,311       588
Management fee to the
  General Partner                                   104       194        63
Interest expense                                   --           1         1
Other expenses                                        5       200        21
                                                 ------    ------    ------

     Total Expenses                               1,159     2,663       754
                                                 ------    ------    ------

     Net Income                                  $1,278    $1,128    $  930
                                                 ======    ======    ======

         As of December 31, 1996 and 1995, the Partnership's pro rata interest in the equipment joint ventures' net book value of off-lease equipment was $1,000 and $2,000, respectively.

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

       An analysis of the Partnership's investment account in financing joint ventures is as follows:

                 Net Investment                                   Net Investment
                  at Beginning              Equity in   Equity in     at End
Date               of Period  Contributions  Earnings Distributions of Period
----               ---------  ------------- --------- ------------- ---------
                                     (Amounts in Thousands)

Year Ended
  December 31, 1994  $    2       $--         $--          $2          $--
                     ======       ===         =====        ==          ===

Year Ended
  December 31, 1995  $ --         $--         $   1        $1          $--
                     ======       ===         =====        ==          ===

Year Ended
  December 31, 1996  $ --         $--         $   1        $1          $--
                     ======       ===         =====        ==          ===

         The aggregate combined financial information of the financing joint ventures as of December 31, and for the years then ended is presented as follows:

                             COMBINED BALANCE SHEETS

                                     ASSETS
                                                           December 31,
                                                          1996      1995
                                                          ----      ----
                                                      (Amounts in Thousands)

Cash and cash equivalents                                  $11       $12
Accounts receivable                                          6        --
                                                           ---       ---

     Total Assets                                          $17       $12
                                                           ===       ===

                        LIABILITIES AND PARTNERS' CAPITAL

Partners' capital                                          $17       $12
                                                           ---       ---

     Total Liabilities and Partners' Capital               $17       $12
                                                           ===       ===


                        COMBINED STATEMENTS OF OPERATIONS

                                     INCOME

                                            For the Years Ended December 31,
                                                1996      1995      1994
                                                ----      ----      ----
                                                 (Amounts in Thousands)

Interest income                                  $ 8       $ 2       $--
Other income                                      20        67         1
                                                 ---       ---       ---

     Total Income                                 28        69         1
                                                 ---       ---       ---

                                    EXPENSES

Management fee to the
  General Partner                                  1         4         4
Other expenses                                     1         2         3
                                                 ---       ---       ---

     Total Expenses                                2         6         7
                                                 ---       ---       ---

     Net Income (loss)                           $26       $63       $(6)
                                                 ===       ===       ===

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


Note 7.       Accounts Payable and Accrued Expenses.

         Accounts payable and accrued expenses consist of the following at December 31:

                                                          1996       1995
                                                          ----      ----
                                                      (Amounts in Thousands)

        Equipment lease operations                         $ 1       $ 1
        General Partners and Affiliates                      1         2
        Other                                               37        41
                                                           ---       ---

             Total                                         $39       $44
                                                           ===       ===


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


Note 9.       Liquidation Fees.

         The General Partner is entitled to 11.688% of all cash distributions. Distributions in excess of the General Partners' capital account are characterized as liquidation fees. If the Partnership were to dissolve, the General Partner would be liable to the Partnership for the negative capital account to the extent of the liability. For the years ended December 31, 1996, 1995 and 1994, the liquidation fees accrued to the General Partners were $22,000, $14,000 and $22,000, respectively. The fee represents an expense of the Partnership and is specially allocated to the Limited Partners.


Note 10.      Income Taxes.

         Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

         The net difference between the tax basis and the reported amounts of the Partnership's assets and liabilities are as follows at December 31:

                           Reported Amounts     Tax Basis         Net Difference
                           ----------------     ---------         --------------
                                         (Amounts in Thousands)
1996
----

         Assets              $    959            $ 1,220            $  (261)

         Liabilities               39                 21                 18

1995
----

         Assets              $  1,370            $ 1,475            $  (105)

         Liabilities               43                 42                  1


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

Note 12.      Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net income (loss) and distributions per limited partnership unit was based on the limited partners' share of net income (loss) and distributions and the weighted average number of units outstanding of 16,521 for the years ended December 31, 1996, 1995 and 1994.


Note 13.      Fair Value of Financial Instruments.

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

Available-for-Sale Securities
The fair values of investments in available-for-sale securities are estimated based on quoted market prices.

         The estimated fair values of the Partnership's financial instruments are as follows at December 31:

                                                  Carrying
                                                   Amount          Fair Value
                                                   ------          ----------
                                                     (Amounts in Thousands)

1996
----

         Assets
              Cash and cash equivalents        $     369          $     369
              Securities, available-for-sale           2                  2
              Notes receivable                       525                525

1995
----

         Assets
              Cash and cash equivalents        $     595          $     595
              Securities, available-for-sale           2                  2
              Notes receivable                       707              1,069

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

         GUS CONSTANTIN, age 59, is President, Chief Executive Officer and a Director of PLI. Mr. Constantin received a B.S. degree in Engineering from the University of Michigan and a Master's Degree in Management Science from Columbia University. From 1969 to 1972, he served as Director, Computer and Technical Equipment of DCL Incorporated (formerly Diebold Computer Leasing Incorporated), a corporation formerly listed on the American Stock Exchange, and as Vice
President and General Manager of DCL Capital Corporation, a wholly-owned subsidiary of DCL Incorporated. Mr. Constantin was actively engaged in marketing manufacturer leasing programs to computer and medical equipment manufacturers and in directing DCL Incorporated's IBM System/370 marketing activities. Prior to 1969, Mr. Constantin was employed by IBM as a data processing systems engineer for four years. Mr. Constantin is an individual general partner in four active partnerships and is an NASD registered principal. Mr. Constantin is the founder of PLI and the beneficial owner of all of the common stock of Phoenix American Incorporated.

         PARITOSH K. CHOKSI, age 43, is Senior Vice President, Chief Financial Officer, Treasurer and a Director of PLI. He has been associated with PLI since 1977. Mr. Choksi oversees the finance, accounting, information services and systems development departments of the General Partner and its Affiliates and oversees the structuring, planning and monitoring of the partnerships sponsored by the General Partner and its Affiliates. Mr. Choksi graduated from the Indian Institute of Technology, Bombay, India with a degree in Engineering. He holds an M.B.A. degree from the University of California, Berkeley.

         GARY W. MARTINEZ, age 46, is Senior Vice President and a Director of PLI. He has been associated with PLI since 1976. He manages the Asset Management Department, which is responsible for lease and loan portfolio management. This includes credit analysis, contract terms, documentation and funding; remittance application, change processing and maintenance of customer accounts; customer service, invoicing, collection, settlements and litigation; negotiating lease renewals, extensions, sales and buyouts; and management information reporting. From 1973 to 1976, Mr. Martinez was a Loan Officer with Crocker National Bank, San Francisco. Prior to 1973, he was an Area Manager with Pennsylvania Life Insurance Company. Mr. Martinez is a graduate of California State University, Chico.

         BRYANT J. TONG, age 42, is Senior Vice President, Financial Operations of PLI. He has been with PLI since 1982. Mr. Tong is responsible for investor services and overall company financial operations. He is also responsible for the technical and administrative operations of the cash management, corporate accounting, partnership accounting, accounting systems, internal controls and tax departments, in addition to Securities and Exchange Commission and other regulatory agency reporting. Prior to his association with PLI, Mr. Tong was Controller-Partnership Accounting with the Robert A. McNeil Corporation for two years and was an auditor with Ernst & Whinney (succeeded by Ernst & Young) from 1977 through 1980. Mr. Tong holds a B.S. in Accounting from the University of California, Berkeley, and is a Certified Public Accountant.

         CYNTHIA E. PARKS, age 41, is Vice President, General Counsel and Assistant Secretary of PLI. Prior to joining PLI in 1984, she was with GATX Leasing Corporation, and had previously been Corporate Counsel for Stone Financial Companies, and an Assistant Vice President of the Bank of America, Bank Amerilease Group. She has a bachelor's degree from Santa Clara University, and earned her J.D. from the University of San Francisco School of Law.

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

         Phoenix Leasing Incorporated or its affiliates and the executive officers of the General Partner serve in a similar capacity to the following affiliated limited partnerships:

              Phoenix Leasing American Business Fund, L.P.
              Phoenix Leasing Cash Distribution Fund V, L.P.

              Phoenix Income Fund, L.P.
              Phoenix Leasing Cash  Distribution  Fund IV
              Phoenix High Tech/High Yield Fund
              Phoenix Leasing Cash Distribution Fund III
              Phoenix Leasing Cash Distribution Fund II
              Phoenix Leasing Income Fund VII
              Phoenix Leasing Income Fund VI and
              Phoenix Leasing Growth Fund 1982


Item 11.      Executive Compensation.

         Set forth is the information relating to all direct remuneration paid or accrued by the Registrant during the last year to the General Partner.


         (A)                       (B)                                    (C)                                 (D)

                                                                  Cash and cash-                        Aggregate of
Name of Individual           Capacities in                        equivalent forms                      contingent forms
or persons in group          which served                         of remuneration                      of remuneration
-------------------          ------------            -------------------------------------------       -----------------
                                                              (C1)                     (C2)
                                                                              Securities or property
                                                Salaries, fees, directors'    insurance benefits or
                                                fees, commissions, and        reimbursement, personal
                                                bonuses                       benefits
                                                ------------------------      --------------------
                                                              (Amounts in Thousands)
Phoenix Leasing              General Partner                   $17(1)                     $0                       $0
  Incorporated

Gus Constantin               General Partner                     7(2)                      0                        0
                                                               ---                         -                        -

All General Partners         General Partners                  $24                        $0                       $0
                                                               ===                         =                        =

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
                                                                     --------
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

(b)      Reports on Form 8-K:

         No reports on Form 8-K were filed for the quarter ended December 31, 1996.

(c)      Exhibits.

         21.  Additional Exhibits
              a)  Balance Sheets of Phoenix Leasing Incorporated  E21 1-12

              b)  Financial Statements for Significant Subsidiaries:
                  Phoenix Joint Venture 1994-1                   E21 13-23

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


         Date:  March 25, 1997              By: /S/  GUS CONSTANTIN
                --------------                  -------------------
                                                Gus Constantin, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                         Title                          Date
     ---------                         -----                          ----


/S/ GUS CONSTANTIN      President, Chief Executive Officer and a  March 25, 1997
----------------------  Director of Phoenix Leasing Incorporated  --------------
(Gus Constantin)        General Partner

/S/ PARITOSH K. CHOKSI  Chief Financial Officer,                  March 25, 1997
----------------------  Senior Vice President,                    --------------
(Paritosh K. Choksi)    Treasurer and a Director of
                        Phoenix Leasing Incorporated
                        General Partner


/S/ BRYANT J. TONG      Senior Vice President,                    March 25, 1997
----------------------  Financial Operations of                   --------------
(Bryant J. Tong)        (Principal Accounting Officer)
                        Phoenix Leasing Incorporated
                        General Partner


/S/  GARY W. MARTINEZ   Senior Vice President and a Director of   March 25, 1997
----------------------  Phoenix Leasing Incorporated              --------------
(Gary W. Martinez)      General Partner


/S/  MICHAEL K. ULYATT  Partnership Controller of                 March 25, 1997
----------------------  Phoenix Leasing Incorporated              --------------
(Michael K. Ulyatt)     General Partner

                                                                                                                  Page 28 of 28


                                                PHOENIX LEASING INCOME FUND 1977

                                                           SCHEDULE II
                                                     (Amounts in Thousands)



SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


              COLUMN A                     COLUMN B           COLUMN C          COLUMN D           COLUMN E          COLUMN F
           Classification                 Balance at         Charged to        Charged to         Deductions        Balance at
                                         Beginning of          Expense           Revenue                               End of
                                            Period                                                                     Period
-----------------------------------    ---------------    --------------    --------------    ----------------    -------------

Year ended December 31, 1994
     Allowance for losses on accounts
         receivable                          $ 23               $  0               $10               $ 9               $  4
     Allowance for early termination
         of financing leases                    8                  0                 5                 0                  3
     Allowance for losses on notes
         receivable                            92                  0                 0                 0                 92
                                             ----               ----               ---               ---               ----

              Totals                         $123               $  0               $15               $ 9               $ 99
                                             ====               ====               ===               ===               ====


Year ended December 31, 1995
     Allowance for losses on accounts
         receivable                          $  4               $  8               $ 0               $11               $  1
     Allowance for early termination
         of financing leases                    3                  0                 3                 0                  0
     Allowance for losses on notes
         receivable                            92                  0                 0                 0                 92
                                             ----               ----               ---               ---               ----

              Totals                         $ 99               $  8               $ 3               $11               $ 93
                                             ====               ====               ===               ===               ====


Year ended December 31, 1996
     Allowance for losses on accounts
         receivable                          $  1               $  0               $ 0               $ 1               $  0
     Allowance for losses on notes
         receivable                            92                182                 0                 0                274
                                             ----               ----               ---               ---               ----

              Totals                         $ 93               $182               $ 0               $ 1               $274
                                             ====               ====               ===               ===               ====
