Form 10QSB
period 1997-03-31
PHOENIX LEASING INCOME FUND 1977
filed 1997-05-14
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

 __X__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       OR

 _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________.

                          Commission file number 0-8868
                                                 ------

                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
                                   Registrant
         California                                       94-2446904
----------------------------                 -----------------------------------
   State of Jurisdiction                     I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                    94901-5527
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

                               Yes __X__ No _____

16,521 Units of Limited Partnership Interest were outstanding as of March 31, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     March 31,   December 31,
ASSETS                                                 1997          1996
                                                      -----         -----

Cash and cash equivalents                             $ 376         $ 369

Accounts receivable                                    --              17

Notes receivable (net of allowance for
  losses on notes receivable of $274 at
  March 31, 1997 and December 31, 1996)                 525           525

Equipment on operating leases and held for
  lease (net  of accumulated depreciation of
  $15 at March 31, 1997 and December 31, 1996)         --            --

Investment in joint ventures                             33            44

Other assets                                              5             4
                                                      -----         -----

    Total Assets                                      $ 939         $ 959
                                                      =====         =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

  Accounts payable and accrued expenses               $  36         $  39
                                                      -----         -----

    Total Liabilities                                    36            39
                                                      -----         -----

Partners' Capital

  General Partners                                      (28)          (26)

  Limited Partners, 20,000 units authorized
    and issued, 16,521 units outstanding at
    March 31, 1997 and December 31, 1996                930           945

  Unrealized gains on available-for-sale
    securities                                            1             1
                                                      -----         -----

    Total Partners' Capital                             903           920
                                                      -----         -----

    Total Liabilities and Partners' Capital           $ 939         $ 959
                                                      =====         =====


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1997          1996
                                                      -----         -----
INCOME

    Rental income                                     $   1         $   3
    Equity in earnings from joint ventures, net           3             8
    Interest income - notes receivable                    4          --
    Other income                                         13             6
                                                      -----         -----

    Total Income                                         21            17
                                                      -----         -----


EXPENSES

    Management fees to General Partner                    1          --
    Liquidation fees to General Partner                --              21
    Legal expense                                        29             1
    General and administrative expenses                   8            10
                                                      -----         -----

    Total Expenses                                       38            32
                                                      -----         -----

NET LOSS                                              $ (17)        $ (15)
                                                      =====         =====


NET LOSS PER LIMITED PARTNERSHIP UNIT                 $(.89)        $(.97)
                                                      =====         =====

DISTRIBUTIONS PER LIMITED PARTNERSHIP UNIT            $--           $9.95
                                                      =====         =====

ALLOCATION OF NET INCOME (LOSS):
    General Partners                                  $  (2)        $   1
    Limited Partners                                    (15)          (16)
                                                      -----         -----
                                                      $ (17)        $ (15)
                                                      =====         =====


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                       1997          1996
                                                      -----         -----

Operating Activities:

  Net loss                                            $ (17)        $ (15)

  Adjustments to reconcile net loss to net
   cash used by operating activities:
      Gain on sale of equipment                        --              (1)
      Equity in earnings from joint ventures, net        (3)           (8)
      Decrease in accounts receivable                    17             1
      Decrease in accounts payable and accrued
       expenses                                          (3)          (10)
      Increase in other assets                           (1)         --
                                                      -----         -----

Net cash used by operating activities                    (7)          (33)
                                                      -----         -----

Investing Activities:
  Proceeds from sale of equipment                      --               1
  Distributions from joint ventures                      14            13
                                                      -----         -----

Net cash provided by investing activities                14            14
                                                      -----         -----

Financing Activities:

  Distributions to partners                            --            (165)
                                                      -----         -----

Net cash used by financing activities                  --            (165)
                                                      -----         -----

Increase (decrease) in cash and cash equivalents          7          (184)

Cash and cash equivalents, beginning of period          369           595
                                                      -----         -----

Cash and cash equivalents, end of period              $ 376         $ 411
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

Note 2.    Reclassification.

        Reclassification - Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Note 3.    Income Taxes.

        Federal and state income tax regulations provide that taxes on the income or loss of the Partnership are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Note 4.    Notes Receivable.

        Impaired Notes Receivable. At March 31, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $798,000 for which the related allowance for losses was $274,000 and $92,000, respectively. The average recorded investment in impaired loans during the three months ended March 31, 1997 and 1996 was approximately $798,000.

        The activity in the allowance for losses on notes receivable during the three months ended March 31, is as follows:

                                                1997            1996
                                              -------         -------
                                               (Amounts in Thousands)
        Beginning balance                     $   274         $    92
          Provision for losses                     -               -
          Write downs                              -               -
                                              -------         -------
        Ending balance                        $   274         $    92
                                              =======         =======


Note 5.    Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net loss and distributions per limited partnership unit were based on the limited partners' share of net loss and distributions, and the weighted average number of units outstanding of 16,521 for the three month periods ended March 31, 1997 and 1996.

Note 6.    Investment in Joint Ventures.

Equipment Joint Ventures

        The aggregate combined financial information of the equipment joint ventures is presented below:


                                                    March 31,   December 31,
                                                      1997         1996
                                                     ------       ------
                                                    (Amounts in Thousands)

          Assets                                     $2,429       $2,700
          Liabilities                                   333          372
          Partners' Capital                           2,096        2,328

                                                      Three Months Ended
                                                          March 31,
                                                      1997         1996
                                                     ------       ------
                                                    (Amounts in Thousands)

          Revenue                                    $  486       $  572
          Expenses                                      209          336
          Net Income                                    277          236

Financing Joint Ventures

        The aggregate combined financial information of the financing joint ventures is presented below:


                                                    March 31,   December 31,
                                                      1997         1996
                                                     ------       ------
                                                    (Amounts in Thousands)

          Assets                                     $   12       $   17
          Liabilities                                  --           --
          Partners' Capital                              12           17

                                                      Three Months Ended
                                                          March 31,
                                                      1997         1996
                                                     ------       ------
                                                    (Amounts in Thousands)

          Revenue                                    $    6       $    2
          Expenses                                        1         --
          Net Income                                      5            2

                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $17,000 for the three months ended March 31, 1997, as compared to a net loss of $15,000 during the same period in 1996. The slight increase in the net loss is due to an increase in total expenses of $6,000 offset by an increase in total income of $4,000.

    Total revenues increased $4,000 for the three months ended March 31, 1997, compared to the same period in 1996. The increase in total revenues for the three months ended March 31, 1997, compared to the same period in 1996, is attributable to the increase in other income of $7,000 and an increase in interest income from notes receivable of $4,000, offset by a decrease in equity from joint ventures of $5,000 and a decrease in rental income of $2,000.

    Other income increased by $7,000 during the three months ended March 31, 1997, when compared to the same period in 1996. This was due to the receipt of settlement proceeds received on a defaulted lease. The increase in interest income from notes receivable of $4,000 during the three months ended March 31, 1997, when compared to the same period in 1996. The Partnership received a disbursement of proceeds during the three months ended March 31, 1997 which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this note receivable was placed in escrow to cover unanticipated liabilities which may have arisen after the payoff.

    Rental income decreased by $2,000 during the three months ended March 31, 1997, compared to the same period in 1996. Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets, pay its remaining liabilities and distribute the remaining cash, if any, to the limited partners. At March 31, 1997, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $47,000 at March 31, 1997 and 1996.

    Total expenses increased by $6,000 for the three months ended March 31, 1997, compared to the same period in 1996. The increase is primarily the result of increased legal expenses of $28,000 which is primarily the result of one remaining outstanding note receivable from a cable television system operator that is in default, offset by a decrease in liquidation fees of $21,000 to the General Partner.

Joint Ventures

    The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are released at lower rental rates and eventually liquidated. Earnings from joint ventures was $3,000 and $8,000 during both the three months ended March 31, 1997 and 1996, respectively.

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

    The Partnership reported net cash used by leasing and financing activities of $7,000 for the three months ended March 31, 1997, as compared to $33,000 for the same period in 1996. This decrease is due to the majority of the Partnership's assets having been liquidated.

    Distributions from joint ventures remained approximately the same for the three months ended March 31, 1997, as compared to the same period in 1996.

    The Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0 at March 31, 1997 and 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

    The Limited Partners received $0 and $165,000 in cash distributions during both the three months ended March 31, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 as of March 31, 1997 and 1996. The General Partner received cash distributions of $0 and $1,000 during the three months ended March 31, 1997 and 1996, respectively. In addition, the General Partner received payment of liquidation fees of $0 and $21,000 during the three months ended March 31, 1997 and 1996, respectively. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions are now being made on an annual basis with the annual distribution date being January
15. However, since the Partnership is closing this year the next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available after the Partnership liquidates its remaining assets and liabilities. The Partnership will reach the end of its term on December 31, 1997.

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

                                 March 31, 1997

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

                                             PHOENIX LEASING INCOME FUND 1977
                                             --------------------------------
                                                        (Registrant)


       Date                      Title                        Signature
       ----                      -----                        ---------


   May 13, 1997        Chief Financial Officer,          /S/ PARITOSH K. CHOKSI
------------------     Senior Vice President,            ----------------------
                       Treasurer and a Director of       (Paritosh K. Choksi)
                       Phoenix Leasing Incorporated
                       General Partner


   May 13, 1997        Senior Vice President,            /S/ BRYANT J. TONG
------------------     Financial Operations of           ------------------
                       (Principal Accounting Officer)    (Bryant J. Tong)
                       Phoenix Leasing Incorporated
                       General Partner


   May 13, 1997        Senior Vice President             /S/ GARY W. MARTINEZ
-------------------    and a Director of                 --------------------
                       Phoenix Leasing Incorporated      (Gary W. Martinez)
                       General Partner


   May 13, 1997        Partnership Controller of         /S/ MICHAEL K. ULYATT
-------------------    Phoenix Leasing Incorporated      ---------------------
                       General Partner                   (Michael K. Ulyatt)