Form 10QSB
period 1997-06-30
PHOENIX LEASING INCOME FUND 1977
filed 1997-08-13
CIK 216860

Page 1 of 10



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

 _X_ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition  period from  ______________  to  ______________.

                          Commission file number 0-8868
                                                 ------

                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
                                   Registrant
            California                                    94-2446904
      ---------------------                   ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                 94901-5527
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

                           Yes __X__          No _____

16,521 Units of Limited  Partnership  Interest were  outstanding  as of June 30,
1997.

Transitional small business disclosure format:

                           Yes _____          No __X__

                          Part I. Financial Information
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                      June 30,     December 31,
ASSETS                                                  1997           1996
                                                        ----           ----

Cash and cash equivalents                              $ 347         $ 369

Accounts receivable                                     --              17

Notes receivable (net of allowance for
  losses on notes receivable of $274 at
  June 30, 1997 and December 31, 1996)                   525           525

Equipment on operating leases and held for
  lease (net  of accumulated depreciation of
  $15 at June 30, 1997 and December 31, 1996)           --            --

Investment in joint ventures                              35            44

Other assets                                               6             4
                                                       -----         -----

     Total Assets                                      $ 913         $ 959
                                                       =====         =====

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Accounts payable and accrued expenses               $  24         $  39
                                                       -----         -----

     Total Liabilities                                    24            39
                                                       -----         -----

Partners' Capital

   General Partners                                      (29)          (26)

   Limited Partners, 20,000 units authorized and
     issued, 16,521 units outstanding at June 30,
     1997 and December 31, 1996                          917           945

   Unrealized gains on available-for-sale securities       1             1
                                                       -----         -----

     Total Partners' Capital                             889           920
                                                       -----         -----

     Total Liabilities and Partners' Capital           $ 913         $ 959
                                                       =====         =====


        The accompanying notes are an integral part of these statements.

                                                                    Page 3 of 10

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)

                                                      Three Months Ended          Six Months Ended
                                                           June 30,                   June 30,
                                                       1997         1996         1997         1996
                                                       ----         ----         ----         ----

INCOME

   Rental income                                     $    2       $    1       $    3       $    4
   Equity in earnings from joint ventures, net           10            9           13           16
   Interest income - notes receivable                  --           --              4         --
   Interest income                                        5            6           10           12
   Other income                                           1            1            9            2
                                                     ------       ------       ------       ------

     Total Income                                        18           17           39           34
                                                     ------       ------       ------       ------


EXPENSES

   Lease related operating expenses                    --           --              1         --
   Management fees to General Partner                  --           --              1            1
   Liquidation fees to General Partner                 --              1         --             22
   Legal expense                                         26           58           55           59
   Provision for losses on receivables                 --              1         --           --
   General and administrative expenses                    6            8           13           18
                                                     ------       ------       ------       ------

     Total Expenses                                      32           68           70          100
                                                     ------       ------       ------       ------

NET LOSS                                             $  (14)      $  (51)      $  (31)      $  (66)
                                                     ======       ======       ======       ======


NET LOSS PER LIMITED
   PARTNERSHIP UNIT                                  $ (.77)      $(2.74)      $(1.66)      $(3.71)
                                                     ======       ======       ======       ======

DISTRIBUTIONS PER LIMITED
   PARTNERSHIP UNIT                                  $ --         $ --         $ --         $ 9.95
                                                     ======       ======       ======       ======

ALLOCATION OF NET LOSS:
     General Partners                                $   (2)      $   (6)      $   (4)      $   (5)
     Limited Partners                                   (12)         (45)         (27)         (61)
                                                     ------       ------       ------       ------

                                                     $  (14)      $  (51)      $  (31)      $  (66)
                                                     ======       ======       ======       ======



                The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                           1997         1996
                                                           ----         ----

Operating Activities:

   Net loss                                               $ (31)        $ (66)

   Adjustments to reconcile net loss to net
     cash used by operating activities:
       Gain on sale of equipment                             (1)           (1)
       Equity in earnings from joint ventures, net          (13)          (16)
       Gain on sale of securities                          --              (1)
       Decrease in accounts receivable                       17          --
       Increase (decrease) in accounts payable
          and accrued expenses                              (15)           50
       Increase in other assets                              (2)           (1)
                                                          -----         -----

Net cash used by operating activities                       (45)          (35)
                                                          -----         -----

Investing Activities:
   Proceeds from sale of equipment                            1             1
   Proceeds from sale of securities                        --               2
   Distributions from joint ventures                         22            30
                                                          -----         -----

Net cash provided by investing activities                    23            33
                                                          -----         -----

Financing Activities:

   Distributions to partners                               --            (164)
                                                          -----         -----

Net cash used by financing activities                      --            (164)
                                                          -----         -----

Decrease in cash and cash equivalents                       (22)         (166)

Cash and cash equivalents, beginning of period              369           595
                                                          -----         -----

Cash and cash equivalents, end of period                  $ 347         $ 429
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

Note 4.       Notes Receivable.

         Impaired Notes Receivable. At June 30, 1997 and 1996, the recorded investment in notes that are considered to be impaired was $798,000 for which the related allowance for losses was $274,000 and $92,000, respectively. The average recorded investment in impaired loans during the six months ended June 30, 1997 and 1996 was approximately $798,000.

         The activity in the allowance for losses on notes receivable during the six months ended June 30, is as follows:

                                                  1997                1996
                                                  ----                ----
                                                   (Amounts in Thousands)
                Beginning balance              $     274            $      92
                Provision for losses                -                    -
                Write downs                         -                    -
                                               ---------            ---------
                Ending balance                 $     274            $      92
                                               =========            =========


Note 5.       Net Income (Loss) and Distributions per Limited Partnership Unit.

         Net loss and distributions per limited partnership unit were based on the limited partners' share of net loss and distributions, and the weighted average number of units outstanding of 16,521 for the six month periods ended June 30, 1997 and 1996.

Note 6.       Investment in Joint Ventures.

Equipment Joint Ventures

         The aggregate combined financial information of the equipment joint ventures is presented below:


                                                 June 30,           December 31,
                                                  1997                 1996
                                                  ----                 ----
                                                   (Amounts in Thousands)

              Assets                            $  2,304           $   2,700
              Liabilities                            425                 372
              Partners' Capital                    1,879               2,328


                                      Three Months Ended     Six Months Ended
                                            June 30,             June 30,
                                       1997         1996    1997         1996
                                       ----         ----    ----         ----
                                                (Amounts in Thousands)

              Revenue                 $  466     $  678    $   952  $   1,251
              Expenses                   252        305        461        642
              Net Income                 214        373        491        609

Financing Joint Ventures

              The aggregate combined financial information of the financing joint ventures is presented below:


                                               June 30,            December 31,
                                                 1997                 1996
                                                 ----                 ----
                                                  (Amounts in Thousands)

              Assets                            $   10             $    17
              Liabilities                          -                   -
              Partners' Capital                     10                  17


                                     Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                     1997         1996       1997         1996
                                     ----         ----       ----         ----
                                               (Amounts in Thousands)

              Revenue                 $ -        $ 18        $   6       $ 20
              Expenses                  -           1            1          1
              Net Income                -          17            5         19

                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $14,000 and $31,000 for the three and six months ended June 30, 1997, respectively, as compared to a net loss of $51,000 and $66,000 during the same periods in 1996. The improvement in earnings for the three months ended June 30, 1997, compared to the prior year, is a result of a reduction in legal expenses. The improvement in earnings for the six months ended June 30, 1997 is attributable to the absence of liquidation fees as compared to $22,000 in the prior year.

     Total revenues increased by $1,000 and $5,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The improvement in total revenues for the six months ended June 30, 1997, as compared to the same period in 1996, is due to the recognition of interest income from notes receivable of $4,000. During the six months ended June 30, 1997, the Partnership received a disbursement of proceeds which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this note receivable was placed in escrow to cover unanticipated liabilities which may have arisen after the payoff.

     Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets, pay its remaining liabilities and distribute the remaining cash, if any, to the limited partners. At June 30, 1997, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $31,000 at June 30, 1997, compared to $47,000 at June 30, 1996.

     Total expenses decreased by $36,000 and $30,000 for the three and six months ended June 30, 1997, respectively, compared to the same periods in 1996. The decline in total expenses experienced during the quarter ended June 30, 1997, compared 1996, is a result of a decrease in legal expenses of $32,000. However, legal expenses remained relatively the same for the six months ended June 30, 1997 as compared to the same period in 1996. The Partnership's legal expenses are primarily related to a default on the Partnership's one remaining outstanding note receivable.

     The decline in total expenses of $30,000 for the six months ended June 30, 1997, compared to the same period in 1996, is primarily due to the absence of liquidation fees to the General Partner compared to $22,000 in the prior year. The absence of liquidation fees to the General Partner is a result of no further distribution to partners being made until the termination of the Partnership. Distributions in excess of the General Partner's capital account are considered to be liquidation fees.

Joint Ventures

     The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are released at lower rental rates and eventually liquidated. Earnings from joint ventures are $10,000 and $13,000 for the three and six months ended June 30, 1997, respectively, compared to $9,000 and $16,000 during the same periods in 1996. The slight decrease in earnings from joint ventures for the six months ended June 30, 1997, as compared to 1996, is a result of one equipment joint venture experiencing a decline in rental income and a decreased gain on sale of equipment.

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

     The Partnership reported net cash used by leasing and financing activities of $45,000 for the six months ended June 30, 1997, as compared to $35,000 for the same period in 1996. This increase in net cash used is due to a decrease in accounts payable and accrued expenses. This is partially offset by the absence of liquidation fees to the General Partner and a decrease in accounts receivable.

     Distributions from joint ventures decreased by $8,000 for the six months ended June 30, 1997, compared to the same period in 1996. The decline in distributions is attributable to the closure of one equipment joint venture, and a decline in rental income and proceeds from sale of equipment in another equipment joint venture.

     The Partnership owned equipment held for lease with a purchase price of $31,000 and a net book value of $0 at June 30, 1997 and 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

     The Limited Partners received $0 and $164,000 in cash distributions during the six months ended June 30, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 as of June 30, 1997 and 1996. The General Partner did not receive cash distributions during the six months ended June 30, 1997 and 1996. Accordingly, the General Partner did not receive any payments of liquidation fees during the six months ended June 30, 1997, but did receive a payment of liquidation fees of $22,000 during the six months ended June 30, 1996. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions were being made on an annual basis with the annual distribution date being January 15. However, since the Partnership is closing this year the next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available after the Partnership liquidates its remaining assets and liabilities. The Partnership will reach the end of its term on December 31, 1997.

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

                                  June 30, 1997

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

                                            PHOENIX LEASING INCOME FUND 1977
                                            --------------------------------
                                                     (Registrant)


        Date                 Title                             Signature
        ----                 -----                             ---------


  August 13, 1997     Senior Vice President               /S/ GARY W. MARTINEZ
 -----------------    and a Director of                   ----------------------
                      Phoenix Leasing Incorporated        (Gary W. Martinez)
                      General Partner


  August 13, 1997     Chief Financial Officer,            /S/ PARITOSH K. CHOKSI
 -----------------    Senior Vice President,              ----------------------
                      Treasurer and a Director of         (Paritosh K. Choksi)
                      Phoenix Leasing Incorporated
                      General Partner


  August 13, 1997     Senior Vice President,              /S/ BRYANT J. TONG
 -----------------    Financial Operations of             ----------------------
                      (Principal Accounting Officer)      (Bryant J. Tong)
                      Phoenix Leasing Incorporated
                      General Partner


  August 13, 1997     Partnership Controller of           /S/ MICHAEL K. ULYATT
 -----------------    Phoenix Leasing Incorporated        ----------------------
                      General Partner                     (Michael K. Ulyatt)