Form 10QSB
period 1997-09-30
PHOENIX LEASING INCOME FUND 1977
filed 1997-11-12
CIK 216860

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   -----------

                                   FORM 10-QSB

  X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----  ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

        For the transition period from ______________ to ______________.

                          Commission file number 0-8868
                                                 ------


                        PHOENIX LEASING INCOME FUND 1977
--------------------------------------------------------------------------------
                                   Registrant
            California                                     94-2446904
-------------------------------               ----------------------------------
      State of Jurisdiction                   I.R.S. Employer Identification No.


2401 Kerner Boulevard, San Rafael, California                    94901-5527
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

                               Yes __X__ No _____

16,521 Units of Limited Partnership Interest were outstanding as of September 30, 1997.

Transitional small business disclosure format:

                               Yes _____ No __X__

                          Part I. Financial Information
                          -----------------------------
                          Item 1. Financial Statements
                        PHOENIX LEASING INCOME FUND 1977
                                 BALANCE SHEETS
                 (Amounts in Thousands Except for Unit Amounts)
                                   (Unaudited)

                                                     September 30,  December 31,
ASSETS                                                   1997           1996
                                                        ------         ------

Cash and cash equivalents                               $  239         $  369

Accounts receivable                                       --               17

Notes receivable (net of allowance for losses
  on notes receivable of $274 at September 30,
  1997 and December 31, 1996)                              525            525

Equipment on operating leases and held for lease
  (net of accumulated depreciation of $0 and $15
  at September 30, 1997 and December 31, 1996,
  respectively)                                           --             --

Investment in joint ventures                                20             44

Other assets                                                 7              4
                                                        ------         ------

    Total Assets                                        $  791         $  959
                                                        ======         ======

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $   23         $   39
                                                        ------         ------

    Total Liabilities                                       23             39
                                                        ------         ------

Partners' Capital (Deficit)

  General Partners                                         (44)           (26)

  Limited Partners, 20,000 units authorized
    and issued, 16,521 units outstanding at
    September 30, 1997 and December 31, 1996               811            945

  Unrealized gains on available-for-sale securities          1              1
                                                        ------         ------

    Total Partners' Capital (Deficit)                      768            920
                                                        ------         ------

    Total Liabilities and Partners' Capital (Deficit)   $  791         $  959
                                                        ======         ======


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF OPERATIONS
               (Amounts in Thousands Except for Per Unit Amounts)
                                   (Unaudited)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                           1997      1996      1997      1996
                                          ------    ------    ------    ------

INCOME

  Rental income                           $    1    $    1    $    4    $    5
  Equity in earnings (losses) from
   joint ventures, net                       (12)        6         1        22
  Interest income, notes receivable         --        --           4      --
  Interest income                              4         6        14        17
  Other income                              --        --           9         2
                                          ------    ------    ------    ------

    Total Income                              (7)       13        32        46
                                          ------    ------    ------    ------


EXPENSES

  Management fees to General Partner        --        --           2         1
  Liquidation fees to General Partner       --        --        --          22
  Legal expense                              110        18       165        77
  General and administrative expenses          4         8        17        26
                                          ------    ------    ------    ------

    Total Expenses                           114        26       184       126
                                          ------    ------    ------    ------

NET LOSS                                  $ (121)   $  (13)   $ (152)   $  (80)
                                          ======    ======    ======    ======


NET LOSS PER LIMITED
  PARTNERSHIP UNIT                        $(6.45)   $ (.71)   $(8.11)   $(4.42)
                                          ======    ======    ======    ======

DISTRIBUTIONS PER LIMITED
  PARTNERSHIP UNIT                        $ --      $ --      $ --      $ 9.95
                                          ======    ======    ======    ======

ALLOCATION OF NET LOSS:
    General Partners                      $  (14)   $   (2)   $  (18)   $   (7)
    Limited Partners                        (107)      (11)     (134)      (73)
                                          ------    ------    ------    ------

                                          $ (121)   $  (13)   $ (152)   $  (80)
                                          ======    ======    ======    ======


        The accompanying notes are an integral part of these statements.

                        PHOENIX LEASING INCOME FUND 1977
                            STATEMENTS OF CASH FLOWS
                             (Amounts in Thousands)
                                   (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                            1997      1996
                                                           ------    ------

Operating Activities:

  Net loss                                                 $ (152)   $  (80)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Gain on sale of equipment                                (1)       (1)
      Equity in earnings from joint ventures, net              (1)      (22)
      Decrease in accounts receivable                          17      --
      Decrease in accounts payable and accrued expenses       (16)       (6)
      Gain on sale of securities                             --          (1)
      Increase in other assets                                 (3)       (1)
                                                           ------    ------

Net cash used by operating activities                        (156)     (111)
                                                           ------    ------

Investing Activities:

  Proceeds from sale of equipment                               1         1
  Proceeds from sale of securities                           --           2
  Distributions from joint ventures                            25        41
                                                           ------    ------

Net cash provided by investing activities                      26        44
                                                           ------    ------

Financing Activities:

  Distributions to partners                                  --        (164)
                                                           ------    ------

Net cash used by financing activities                        --        (164)
                                                           ------    ------

Decrease in cash and cash equivalents                        (130)     (231)

Cash and cash equivalents, beginning of period                369       595
                                                           ------    ------

Cash and cash equivalents, end of period                   $  239    $  364
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

Note 4. Notes Receivable.

        Impaired Notes Receivable. At September 30, 1997, the recorded investment in notes that are considered to be impaired was $798,000 for which the related allowance for losses was $274,000. The average recorded investment in impaired loans during the nine months ended September 30, 1997 and 1996 was approximately $798,000.

        The activity in the allowance for losses on notes receivable during the nine months ended September 30, is as follows:

                                              1997               1996
                                            -------            --------
                                               (Amounts in Thousands)
            Beginning balance               $   274            $     92
              Provision for losses               -                   -
              Write downs                        -                   -
                                            -------            --------
            Ending balance                  $   274            $     92
                                            =======            ========


Note 5. Net Income (Loss) and Distributions per Limited Partnership Unit.

        Net loss and distributions per limited partnership unit were based on the limited partners' share of net loss and distributions, and the weighted average number of units outstanding of 16,521 for the nine month periods ended September 30, 1997 and 1996.

Note 6. Investment in Joint Ventures.

Equipment Joint Ventures

        The aggregate combined financial information of the equipment joint ventures is presented below:


                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $ 1,213     $ 2,700
        Liabilities                               155         372
        Partners' Capital                       1,058       2,328


                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                       1997     1996         1997    1996
                                     -------  -------      ------- -------
                                             (Amounts in Thousands)

        Revenue                      $    44  $   535      $  996  $ 1,786
        Expenses                         685      275       1,146      917
        Net Income (Loss)               (641)     260        (150)     869

Financing Joint Ventures

           The aggregate combined financial information of the financing joint ventures is presented below:

                                           September 30, December 31,
                                                1997        1996
                                              -------     -------
                                             (Amounts in Thousands)

        Assets                                $    10     $    17
        Liabilities                              --          --
        Partners' Capital                          10          17


                                    Three Months Ended    Nine Months Ended
                                       September 30,         September 30,
                                       1997     1996         1997    1996
                                     -------  -------      ------- -------
                                             (Amounts in Thousands)

        Revenue                      $     4  $     5     $    11  $    25
        Expenses                        --          5           1        6
        Net Income                         4     --            10       19

                        PHOENIX LEASING INCOME FUND 1977

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Phoenix Leasing Income Fund 1977 (the Partnership) reported a net loss of $121,000 and $152,000 for the three and nine months ended September 30, 1997, respectively, as compared to a net loss of $13,000 and $80,000 during the same periods in 1996. The increased net loss for the three and nine months ended September 30, 1997, compared to the prior year, is a result of an increase in legal expenses.

    Total revenues decreased by $20,000 and $14,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The decrease in total revenues is due to a decrease in earnings from joint ventures of $18,000 and $21,000 for the three and nine months ended September 30, 1997, as compared to the same period in 1996. This decrease is discussed below under Joint Ventures.

    The decrease in earnings from joint ventures is partially offset by an increase in interest income from notes receivable for the nine months ended September 30, 1997 of $4,000. During the nine months ended September 30, 1997, the Partnership received a disbursement of proceeds which were held in escrow for a note receivable which was paid off in 1995. In 1995, a portion of the proceeds from the payoff of this note receivable was placed in escrow to cover unanticipated liabilities which may have arisen after the payoff.

    Because the Partnership is in its liquidation stage, it is not expected that the Partnership will acquire additional equipment. As a result, revenues from equipment leasing activities are expected to decline as the portfolio is liquidated. The Partnership will reach the end of its term on December 31, 1997, at which time it will liquidate its remaining assets, pay its remaining liabilities and distribute the remaining cash, if any, to the limited partners. At September 30, 1997, the Partnership owned equipment with an aggregate original cost, excluding the Partnership's pro rata interest in joint ventures, of $0 at September 30, 1997, compared to $47,000 at September 30, 1996.

    Total expenses increased by $88,000 and $58,000 for the three and nine months ended September 30, 1997, respectively, compared to the same periods in 1996. The increase in total expenses is a result of an increase in legal expenses of $92,000 and $88,000 for the three and nine months ended September 30, 1997, respectively, as compared to the same periods in 1996. The
Partnership's legal expenses are primarily related to a default on the Partnership's one remaining outstanding note receivable.

    The increase in legal expenses for the nine months ended September 30, 1997, compared to the same period in 1996, was partially offset by the absence of liquidation fees to the General Partner compared to $22,000 in the prior year. The absence of liquidation fees to the General Partner is a result of no further distribution to partners being made until the termination of the Partnership. Distributions in excess of the General Partner's capital account are considered to be liquidation fees.

Joint Ventures

    The Partnership has made investments in various equipment and financing joint ventures along with other affiliated partnerships managed by the General Partner for the purpose of spreading the risk of investing in certain equipment leasing and financing transactions. These joint ventures are not currently making any significant additional investments in new equipment leasing or financing transactions. As a result, the earnings and cash flow from such investments are anticipated to continue to decline as the portfolios are re-leased at lower rental rates and eventually liquidated. Earnings from joint ventures decreased by $18,000 and $21,000 for the three and nine months ended September 30, 1997, compared to the same periods in 1996. The decrease in earnings from joint ventures for the three and nine months ended September 30, 1997, as compared to 1996, is attributable to an equipment joint venture making provisions for additional depreciation and losses on notes receivables.

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

    The Partnership reported net cash used by leasing and financing activities of $156,000 for the nine months ended September 30, 1997, as compared to $111,000 for the same period in 1996. This increase in net cash used is due to a decrease in accounts payable and accrued expenses. This is partially offset by a decrease in accounts receivable.

    Distributions from joint ventures decreased by $16,000 for the nine months ended September 30, 1997, compared to the same period in 1996. The decline in distributions is attributable to the closure of one equipment joint venture, and a decline in rental income and proceeds from sale of equipment in another equipment joint venture.

    The Partnership owned equipment held for lease with a purchase price of $0 and $31,000 at September 30, 1997 and 1996, respectively, and a net book value of $0 at September 30, 1997 and 1996. The General Partner is actively engaged, on behalf of the Partnership, in remarketing and selling the Partnership's off-lease equipment portfolio.

    The Limited Partners received $0 and $164,000 in cash distributions during the nine months ended September 30, 1997 and 1996, respectively. As a result, the cumulative cash distributions to the Limited Partners are $28,604,000 as of September 30, 1997 and 1996. The General Partner did not receive cash distributions during the nine months ended September 30, 1997 and 1996. Accordingly, the General Partner did not receive any payments of liquidation fees during the nine months ended September 30, 1997, but did receive a payment of liquidation fees of $22,000 during the nine months ended September 30, 1996. Due to the decrease in the cash generated by leasing operations, the Partnership is no longer making quarterly cash distributions to Partners. Distributions were being made on an annual basis with the annual distribution date being January
15. However, since the Partnership is closing this year the next distribution to partners is expected to be made at the termination of the Partnership. The amount of the distribution will be dependent upon the amount of cash available after the Partnership liquidates its remaining assets and liabilities. The Partnership will reach the end of its term on December 31, 1997.

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

                               September 30, 1997

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

                                          PHOENIX LEASING INCOME FUND 1977
                                          --------------------------------
                                                    (Registrant)


         Date                         Title                     Signature
         ----                         -----                     ---------


   November 12, 1997       Senior Vice President          /S/ GARY W. MARTINEZ
-----------------------    and a Director of              ----------------------
                           Phoenix Leasing Incorporated   (Gary W. Martinez)
                           General Partner


   November 12, 1997       Chief Financial Officer,       /S/ PARITOSH K. CHOKSI
-----------------------    Senior Vice President,         ----------------------
                           Treasurer and a Director of    (Paritosh K. Choksi)
                           Phoenix Leasing Incorporated
                           General Partner


   November 12, 1997       Senior Vice President,         /S/ BRYANT J. TONG
-----------------------    Financial Operations of        ----------------------
                           (Principal Accounting Officer) (Bryant J. Tong)
                           Phoenix Leasing Incorporated
                           General Partner